Form 10-Q
period 1996-06-30
FIRST PALMETTO FINANCIAL CORP
filed 1996-08-13
CIK 864927

                                   FORM 10-Q
                                   ---------

               UNITED STATES SECURITIES and EXCHANGE COMMISSION
               ------------------------------------------------

                            WASHINGTON, D.C.  20549
                            -----------------------


                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For the Quarter Ended                            Office of Thrift Supervision
June 30, 1996                                    Docket Number 1509



                     FIRST PALMETTO FINANCIAL CORPORATION
                     ------------------------------------

            (Exact Name of Registrant As Specified In Its Charter)



      Delaware                                           57-0921284
- ----------------------------                     ------------------------

(State of Incorporation)                       (I.R.S. Employer Identification
                                                Number)


407 DeKalb Street
Camden, South Carolina 29020                           (803) 432-2265
- ----------------------------                     ------------------------

(Address of Principal Executive                (Registrant's Telephone Number,
 Office Including Zip Code)                     Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was requested to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                 (1) Yes  X    No
                         ---      ---

                 (2) Yes  X    No
                         ---      ---


Number of shares of common stock outstanding as of August 5, 1996  693,010
                                                                   -------

                                     INDEX
                                     -----



Part I - Financial Information                                            Page
- ------                                                                    ----


Consolidated Statement of Financial Condition as of
          June 30, 1996 and September 30, 1995                               1


Consolidated Statement of Income for the Three Months
          Ended June 30, 1996 and 1995 and the Nine Months Ended
          June 30, 1996 and 1995                                           2-3


Consolidated Statement of Cash Flows for the
          Nine Months Ended June 30, 1996 and 1995                         4-5


Notes to Consolidated Financial Statements                                   6


Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             7-10


Part II - Other Information                                                 11
- -------

Signatures                                                                  12
- ----------

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
           CONSOLIDATED STATEMENT of FINANCIAL CONDITION (UNAUDITED)


                                                                               June 30,       September 30,
                                                                                   1996                1995
                                                                            -----------         -----------
                                                                                    (In Thousands)
ASSETS

 Cash and due from banks                                                       $ 10,540         $    10,194
 Interest-bearing deposits in other banks                                         2,484               2,785
 Certificates of deposit in other banks                                             399                 399
 Available-for-sale securities (cost of $594,893
  at June 30, 1996 and September 30, 1995)                                          962               1,039
 Investment securities (market value of $50,054,062
  and $58,259,375 at June 30, 1996 and September
  30, 1995, respectively)                                                        49,555              57,389
 Mortgage-backed securities held for investment (market
  value of $33,931,345 and $39,419,874 at June 30, 1996
  and September 30, 1995, respectively)                                          34,457              39,410
 Loans, net of allowance for loan losses of $1,982,388
  and $1,800,182 at June 30, 1996 and September 30,
  1995, respectively                                                            222,315             198,373
 Accrued interest receivable                                                      2,751               2,538
 Real estate acquired in settlement of loans                                        505               1,031
 Stock in Federal Home Loan Bank ("FHLB")                                         2,122               2,122
 Premises and equipment                                                           5,232               4,083
 Intangible assets                                                                2,866               3,393
 Prepaid expenses and other assets                                                  666                 427
                                                                            -----------          ----------
          Total assets                                                      $   334,854          $  323,183
                                                                            ===========          ==========

LIABILITIES and STOCKHOLDERS' EQUITY
 Deposits                                                                   $   279,378          $  267,313
 FHLB advances                                                                   32,550              33,367
 Accrued expenses and other liabilities                                           1,311               3,158
                                                                            -----------          ----------
          Total liabilities                                                     313,239             303,838
                                                                            -----------          ----------

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding                                             -                   -
 Common stock, $.01 par value, 1,500,000 shares
  authorized, 733,014 shares issued at June 30,
  1996 and September 30, 1995                                                         7                   7
 Additional paid-in capital                                                       6,080               6,080
 Retained earnings, substantially restricted                                     15,899              13,570
 Unrealized gain on available-for-sale securities                                   254                 309
 Treasury stock, at cost (40,004 shares at June 30,
  1996 and 39,854 at September 30, 1995,
  respectively)                                                                    (625)               (621)
                                                                            -----------         -----------
          Total stockholders' equity                                             21,615              19,345
                                                                            -----------         -----------
          Total liabilities and stockholders' equity                        $   334,854         $   323,183
                                                                            ===========         ===========

                See Notes to Consolidated Financial Statements

                                      (1)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                 CONSOLIDATED STATEMENT of INCOME (UNAUDITED)

                           Three Months     Three Months     Nine Months     Nine Months
                                  Ended            Ended           Ended           Ended
                               June 30,         June 30,        June 30,        June 30,
                                   1996             1995            1996            1995
                            -----------      -----------     -----------     -----------
                             (In thousands, except per share and number of shares data)
Interest income
 Loans                      $     4,910      $     4,094     $    14,406     $    11,399
 Investments
  securities                        835              930           2,604           2,755
 Mortgage-backed
  securities                        591              706           1,871           1,993
 Other                              174              127             507             368
                            -----------      -----------     -----------     -----------
     Total
     interest
     income                       6,510            5,857          19,388          16,515
                            -----------      -----------     -----------     -----------
Interest expense
 Deposits                         3,015            2,897           9,231           7,291
 FHLB advances                      465              419           1,402           1,674
                            -----------      -----------     -----------     -----------
     Total
     interest
     expense                      3,480            3,316          10,633           8,965
                            -----------      -----------     -----------     -----------
 Net interest
  income                          3,030            2,541           8,755           7,550
 Provision for
  loan losses                        75              100             295             270
                            -----------      -----------     -----------     -----------
 Net interest
  income after
  provision for
  loan losses                     2,955            2,441           8,460           7,280
                            -----------      -----------     -----------     -----------
Other income
 Service charges                    283              279             858             653
 Loan servicing                     143              160             391             473
 Gain on sale
  of loans                           22               11              82              24
 Miscellaneous                       32              179             433             335
                            -----------      -----------     -----------     -----------
     Total other
     income                         480              629           1,764           1,485
                            -----------      -----------     -----------     -----------

                See Notes to Consolidated Financial Statements

                                      (2)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                 CONSOLIDATED STATEMENT of INCOME (UNAUDITED)

                                     Three Months       Three Months       Nine Months        Nine Months
                                            Ended              Ended             Ended              Ended
                                         June 30,           June 30,          June 30,           June 30,
                                             1996               1995              1996               1995
                                      -----------        -----------       -----------        -----------
                                           (In thousands, except per share and number of shares data)
Other expense
 Compensation and
  fringe benefits                           936                  919             2,783              2,600
 Net occupancy                              254                  227               720                654
 Data processing
  fees                                      178                  181               611                574
 Amortization of
  tangible assets                           242                  143               527                299
 Federal and
  other insurance
  premiums                                  140                  155               389                451
 Telephone, postage,
  and supplies                              166                  180               408                409
 Miscellaneous                              366                  387             1,136                964
                                     ----------          -----------       -----------        -----------
       Total other
        expense                           2,282                2,192             6,574              5,951
                                     ----------          -----------       -----------        -----------
Income before
 income taxes                             1,153                  878             3,650              2,814
Income taxes                                407                  309             1,321                989
                                     ----------          -----------       -----------        -----------
NET INCOME                           $      746          $       569       $     2,329        $     1,825
                                     ==========          ===========       ===========        ===========
EARNINGS PER
 SHARE                               $     1.08          $       .83       $      3.36        $      2.64
                                     ==========          ===========       ===========        ===========
Weighted average
 number of
  shares                                693,010              693,405           693,013            693,405
                                     ==========          ===========       ===========        ===========

                See Notes to Consolidated Financial Statements

                                      (3)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
               CONSOLIDATED STATEMENT of CASH FLOWS (UNAUDITED)

                                                                    Nine Months      Nine Months
                                                                          Ended            Ended
                                                                       June 30,         June 30,
                                                                          1996             1995
                                                                    ----------       -----------
                                                                           (In thousands)
Cash flows from operating activities
 Net income                                                         $    2,329       $     1,825
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities
   Accretion and amortization of investment
    discounts and premiums (net)                                          (166)             (159)
   Increase (decrease) in deferred loan fees (net)                          15               (35)
   Provision for loan losses                                               295               270
   Gain on sale of loans                                                   (82)              (24)
   Gain on sale of real estate acquired in
    settlement of loans                                                    (75)               (2)
   Depreciation                                                            263               183
   Proceeds from sale of premises and equipment                              -               401
   Amortization of intangible assets                                       527               299
   Proceeds from sale of loans                                          13,582             6,257
   Originations and principal repayments of
    loans held for sale (net)                                          (13,500)           (6,233)
   Increase in accrued interest receivable                                (213)             (487)
   Increase in prepaid expenses and other assets                          (275)              (62)
   Increase (decrease) in accrued expenses
    and other liabilities                                               (1,792)            1,514
                                                                    ----------       -----------
     Net cash provided by operating activities                             908             3,747
                                                                    ----------       -----------
Cash flows from investing activities
 Net increase in certificates
  of deposit in other banks                                                  -               300
 Proceeds from maturities of investment securities                       9,000             9,016
 Purchases of investment securities                                     (1,000)           (6,894)
 Purchases of mortgage-backed securities                                     -           (13,471)
 Principal repayments on mortgage-backed
  securities                                                             4,952             3,760
 Net increase in loans                                                 (23,969)          (26,254)
 Proceeds from sale of real estate acquired in
  settlement of loans                                                      317               351
 Purchase of FHLB stock                                                      -              (124)
 Capital expenditures for premises and equipment                        (1,408)           (1,162)
 Purchase of financial institution                                           -            (2,152)
                                                                    ----------       -----------
     Net cash used in investing
      activities                                                       (12,108)          (36,630)
                                                                    ----------       -----------

                See Notes to Consolidated Financial Statements

                                      (4)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
               CONSOLIDATED STATEMENT of CASH FLOWS (UNAUDITED)


                                                      Nine Months       Nine Months
                                                            Ended             Ended
                                                         June 30,          June 30,
                                                             1996              1995
                                                      -----------       -----------
                                                             (In thousands)
Cash flows from financing activities
 Net increase in deposits                                  12,065            39,847
 Proceeds from FHLB advances                               11,000            28,600
 Repayment of FHLB advances                               (11,817)          (29,733)
 Purchase of common stock                                      (4)                -
                                                      -----------       -----------
  Net cash provided by financing
   activities                                              11,244            38,714
                                                      -----------       -----------
  Net increase in cash and cash equivalents                    44             5,831

  Cash and cash equivalents at beginning of
   the period                                              12,979            12,054
                                                      -----------       -----------
  Cash and cash equivalents at end of
   the period                                         $    13,023       $    17,885
                                                      ===========       ===========
Supplemental disclosures of cash flow information

 Cash paid during the year for:
    Interest (net of capitalization)                  $    10,610       $     8,627
                                                      ===========       ===========
    Income taxes                                      $     1,330       $       938
                                                      ===========       ===========

Supplemental schedule of noncash operating, investing and financing activities

    Loans transferred to real estate acquired in
     settlement of loans                              $       283       $       485
                                                      ===========       ===========
    Decrease in unrealized gain on available-for-sale
     securities                                       $        78       $        96
                                                      ===========       ===========

During February, 1995, First Palmetto Savings Bank ("the Bank") acquired two branch facilities from First Union National Bank of South Carolina.

                See Notes to Consolidated Financial Statements

                                      (5)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
            NOTES to CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



Note 1  Basis of Presentation
        ---------------------

        The accompanying unaudited financial statements have been prepared in accordance with the instructions to form 10Q and do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management of First Palmetto Financial Corporation ("First Palmetto"), the financial statements reflect all adjustments necessary to present fairly the financial position of First Palmetto and subsidiary, First Palmetto Savings Bank, F.S.B. (the "Bank") and the results of operations and changes in cash flow for the interim period. All adjustments are of a normal and recurring nature.

                                      (6)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
              ---------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of
- --------------------------------------------------------------------------
Operations
- ----------

Financial Condition
- -------------------

Total Assets at June 30, 1996 amounted to $334.9 million as compared to $323.2 million at September 30, 1995, a increase of $11.7 million or 3.6%.

Loans receivable increased by $23.9 million or 12.1% from $198.4 million to $222.3 million. This increase in loans is primarily attributable to increased commercial real estate loan demand. The Bank has expanded into several new markets in it's branching efforts. These markets have resulted in greater commercial real estate loan demand.

The following table sets forth selected data relating to the composition of the Bank's loan portfolio at the dates indicated.

                             June 30,    September 30,
                               1996               1995
                           ----------      -----------
                               (In thousands)

Real Estate
 Mortgage                    $184,827      $   162,754
 Construction                   4,632            5,431
Consumer                       26,359           24,376
Commercial business            12,680           10,055

Less:
Undisbursed loan proceeds       3,905            2,240
Deferred loan fees                296              203
Allowance for loan losses       1,982            1,800
                           ----------      -----------
 Total                       $222,315      $   198,373
                           ==========      ===========

As of June 30, 1996 and September 30, 1995, there were no concentrations of loans in any types of industry which exceeded 10% of the Bank's total loans that are not disclosed as a loan category.

Loans are placed on non-accrual status when, in the opinion of management, the collection of interest is doubtful. As of June 30, 1996 and September 30, 1995, the Bank had non-accrual loans in the amount of $1,019,000 and $823,000, respectively. Interest income that was foregone on the non-accrual loans that would have been recorded if the loans had been current in accordance with their original terms amounted to $112,614 and $58,622 at June 30, 1996 and September 30, 1995, respectively. Interest income recognized on non-accrual loans amounted to $24,369 and $45,747 for the periods ended June 30, 1996 and September 30, 1995, respectively.

There were no loans which were not classified as non-accrual or restructured at June 30, 1996 or September 30, 1995 which may be so classified in the near future because of management concerns as to the ability of the borrowers to comply with repayment terms.

                                      (7)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
              ---------------------------------------------------

Deposits increased by $12.1 million or 4.5% during the nine month period to $279.4 million at June 30, 1996 from $267.3 million at September 30, 1995.

FHLB advances decreased to $32.6 million at June 30, 1996, from $33.4 million at September 30, 1995.

Stockholders' Equity increased by $2,270,000 which equaled net income for the period of $2,329,000 less a decrease in unrealized gain on available-for-sale investments of $55,000 and the purchase of treasury stock of $4,000. Book value per share at June 30, 1996, was $31.19 as compared to $27.90 at September 30, 1995.

Results of Operations
- ---------------------

Interest income for the nine months ended June 30, 1995, amounted to $16.5 million as compared to $19.4 million for the nine months ended June 30, 1996. The increase in interest income equaled $2.9 million or 17.4%. The primary reason was an increase in yield on interest-earning assets and an overall increase in interest-earning assets. In the 1996 period, the Bank's mix changed so that more of the Bank's assets were in higher interest-earning categories. During the period, mortgage-backed securities of the Bank amortized and investment securities matured and the proceeds were invested in commercial real estate loans. Interest expense for the nine months ended June 30, 1996, amounted to $10.6 million as compared to $9.0 million for the comparative nine month period of 1995. The increase in interest expense equaled $1.7 million or 18.6%. Interest on deposits increased by $1.9 million or 26.6% due to an increase in the weighted average interest rate paid for deposits and an increase in interest-bearing liabilities. Interest on FHLB advances for the 1996 period was $1.4 million as compared to $1.7 million for the 1995 period. Net interest income for the 1996 period was $8.8 million as compared to $7.6 million for the 1995 period. The increase of $1.2 million equaled 16.0%.

The following table sets forth an analysis of the Bank's allowance for loan losses for the period indicated.
                                         Nine Months        Nine Months
                                               Ended              Ended         Year Ended
                                            June 30,           June 30,      September 30,
                                                1995               1996               1995
                                         -----------        -----------        -----------
       Balance at beginning of                            (In thousands)
        period                           $     1,655        $     1,800        $     1,655
                                         -----------        -----------        -----------
       Loans charged off:
          Real estate                             16                 27                 16
          Consumer                                82                123                200
          Commercial                              16                 19                180
                                         -----------        -----------        -----------
               Total charge-offs                 114                169                396
                                         -----------        -----------        -----------
       Recoveries                                 13                 56                 59
                                         -----------        -----------        -----------
       Provision for loan losses                 270                295                482
                                         -----------        -----------        -----------
       Balance at end of period          $     1,824        $     1,982        $     1,800
                                         ===========        ===========        ===========
       Ratio of net charge-offs to
        average loans outstanding
        during the period                        .06%               .05%               .19%
                                         ===========        ===========        ===========

                                      (8)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
              ---------------------------------------------------

Management of the Bank continually reviews the adequacy of the allowance for loan losses. Factors considered in evaluating the adequacy of the allowance for loan losses include specific reviews of delinquent loans and other loans with known problems, composition of First Palmetto's loan portfolio, general economic conditions which may affect the borrower's ability to repay and the value of the collateral and other factors affecting the loan portfolio.

Other income for the two comparative periods increased by $279,000, equaling $1,764,000 for the 1996 period and $1,485,000 for the 1995 period. The primary reason for the increase was a deposit premium received on the sale of a branch in the amount of $239,000 and the increase in service charges on deposit accounts from $653,000 for the 1995 period as compared to $858,000 for the 1996 period which resulted from a change in fee structure on deposit accounts.

Other expenses increased $623,000, amounting to $6.6 million for the nine months ended June 30, 1996, and $6.0 million for the nine months ended June 30, 1995. Increases in operating expenses were primarily related to compensation and other fringe benefits due to increased salaries accounted for by the addition of several employees with branch purchases and to normal salary increases. Other categories increased due to increased operating expenses from branch purchases in 1995.

Earnings per share, using the weighted average method, were $3.36 for the 1996 period compared to $2.64 for the 1995 period.

The effective tax rate for the 1996 period was 36.2% as compared to 35% for the 1995 period.

Interest income for the three months ended June 30, 1996 amounted to $6.5 million as compared to $5.9 million for the three months ended June 30, 1995. The increase in interest income is primarily attributable to an increase in the yield on interest-earning assets. Interest expense amounted to $3.5 million for the 1996 period as compared to $3.3 million for the 1995 period. The increase was due to increasing interest rates.

Management makes provisions for loan losses in amounts sufficient to maintain the Bank's allowance for loan losses at adequate amounts to provide for estimated potential losses in the loan portfolio. Management provided $75,000 in the 1996 period as compared to $100,000 in the 1995 period.

Other income decreased to $480,000 for the 1996 period compared to $629,000 for the 1995 period. In the 1995 period, the Bank had gains on the sale of several vacant branch sites.

Other expenses remained stable during the comparative periods amounting to $2.3 million for the 1996 period as compared to $2.2 million for the 1995 period.

The effective tax rate for the 1996 period was 35.3% as compared to 35% for the 1995 period.

                                      (9)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
              ---------------------------------------------------

Liquidity
- ---------

The Bank's liquidity ratio as defined by the Office of Thrift Supervision Regulations was 15% for June 30, 1996, which exceeded the 5% regulatory requirements. The Bank does not know of any demands, commitments, events or uncertainties that would have a materially adverse effect on its liquidity. Customer deposits, loan principal repayments, loan sales and Federal Home Loan Bank advances are the primary sources of the Bank's liquidity, and it is anticipated that these will be adequate to meet the Bank's needs.

Capital Resources
- -----------------

The Bank does not presently have any material commitments for capital expenditures.

Regulatory Capital Requirements
- -------------------------------

The following table sets forth the Bank's capital position relative to its various minimum regulatory capital requirements at June 30, 1996.

                                                  Percent of
                                   Amount         Assets (a)
                              -----------       ------------
                                 (Dollars in thousands)
Tangible Capital              $    17,406               5.2%
Tangible Capital Requirement        4,985               1.5
                              -----------       ------------
  Excess                      $    12,421               3.7%
                              ===========       ============
Core Capital                  $    18,299               5.5%
Core Capital Requirement           10,000               3.0
                              -----------       ------------
  Excess                      $     8,299               2.5%
                              ===========       ============
Total Capital (i.e., Core and
 Supplementary Capital)       $    20,204              10.8%
Risk-Based Capital
 Requirement                       14,998               8.0
                              -----------       ------------
  Excess                      $     5,206               2.8%
                              ===========       ============

    (a) Percent of adjusted total assets for the purposes of the tangible and core capital requirements and risk-weighted assets for the purpose of the risk-based capital requirement.

                                      (10)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
              ---------------------------------------------------


                          Part II - Other Information
                          ---------------------------


Item 1.  Legal Proceedings
         -----------------

  First Palmetto is not engaged in any legal proceedings of a material nature at this time. From time to time it is party to legal proceedings in the ordinary course of business wherein it enforces its security interest.


Item 2.  Changes in Securities
         ---------------------

  None


Item 3.  Defaults Upon Senior Securities
         -------------------------------

  Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

  Not applicable


Item 4.  Other Materially Important Events
         ---------------------------------

  None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

  None

                                      (11)

                                  Signatures
                                  ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     First Palmetto Financial Corporation
                                     ------------------------------------



DATED:                               By:
       ---------------------            ---------------------------------------
                                        Samuel R. Small
                                        President and Chief Executive Officer



DATED:                               By:
       ---------------------            ---------------------------------------
                                        Steve G. Williams, Jr.
                                        Chief Financial Officer

                                      (12)