Form 10-K
period 1996-09-30
FIRST PALMETTO FINANCIAL CORP
filed 1996-12-30
CIK 864927

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549
                            -----------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 30, 1996
                        Commission File Number:  0-18932
                                                 -------

                     FIRST PALMETTO FINANCIAL CORPORATION
--------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                         57-0921284
--------------------                                ---------------
(State or other jurisdiction of incorporation       (I.R.S.  Employer
or organization)                                   Identification No.)

407 DeKalb Street, Camden, S.C.                        29020
-------------------------------                        -----
(Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code:    803-432-1416
                                                             ------------

Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X      NO
                                                ---        ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of its 10-K or any amendments to this Form 10-K. X
      ---

  The registrant's voting stock is not regularly and actively traded in any established market, and there are no regularly quoted bid and asked prices for the registrant's voting stock. As of October 25, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the most recent privately negotiated sales prices known to management, was approximately $13.4 million (406,514 shares at $33.00 per share). It is assumed for purposes of this calculation that all of the registrant's directors and executive officers are affiliates of the registrant.

  As of October 25, 1996 there were issued and outstanding 693,010 shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1996 (the "Annual Report"). (Parts I and II)
2. Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders (Part II).

Page 1 of 41 pages                                      Exhibit Index on Page 41

                      FIRST PALMETTO FINANCIAL CORPORATION

                               Index to Form 10-K
                      Fiscal Year Ended September 30, 1996

Part I

 Item 1   Business
 Item 2   Properties
 Item 3   Legal Proceedings
 Item 4   Submission of Matters to a Vote of Security Holders

Part II

 Item 5   Market for the Registrant's Common Equity and
          Related Stockholder Matters
 Item 6   Selected Financial Data
 Item 7   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
 Item 8   Financial Statements and Supplementary Data
 Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

 Item 10  Directors and Executive Officers of the Registrant
 Item 11  Executive Compensation
 Item 12  Security Ownership of Certain Beneficial Owners and
          Management
 Item 13  Certain Relationships and Related Transactions

Part IV

 Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

                                     PART I

ITEM 1.  Business
-----------------

General
-------

    First Palmetto Financial Corporation.  First Palmetto Financial Corporation
    ------------------------------------
("First Palmetto") was incorporated under the laws of the State of Delaware on January 24, 1990 but did not issue stock or begin operations until October 31, 1990.

    First Palmetto is classified as a unitary savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS") of the Department of the Treasury. First Palmetto's principal business is the business of its subsidiary, First Palmetto Savings Bank, F.S.B. (the "Bank") and the Bank's subsidiary. Except as otherwise noted, references herein to First Palmetto include the Bank. The holding company structure permits First Palmetto to expand the financial services currently offered through the Bank and its subsidiaries. As a holding company, First Palmetto has greater flexibility than the Bank to diversify its business activities, through existing or newly formed subsidiaries, or through acquisition or merger. So long as First Palmetto remains a unitary savings and loan holding company and the Bank satisfies the Qualified Thrift Lender Test, First Palmetto may diversify its activities in such a manner as to include any activities allowed by regulation to a unitary savings and loan holding company. See Regulation.

    Under current federal law, thrift institutions, including federal savings and loan associations or savings banks, are called "savings associations." As a federally chartered savings association, First Palmetto is subject to extensive regulation and examination by the OTS and the Federal Deposit Insurance Corporation ("FDIC"), as the administrator of the Savings Association Insurance Fund ("SAIF") which insures First Palmetto's deposits.

    The Bank's main office is located at 407 DeKalb Street, Camden, South Carolina (telephone (803) 432-1416). First Palmetto also has fourteen branch offices in other South Carolina locations in Beaufort, Bishopville, Camden, Columbia, Darlington, Elgin, Irmo, Kershaw, Lancaster, Lugoff, Manning, Pageland and Pontiac.

Recently Enacted Legislation

    On September 30, 1996, President Clinton signed the omnibus appropriations bill for Fiscal Year 1997 (the "1997 Appropriations Bill"). Among its many banking provisions, the statute provided for the recapitalization of the SAIF by imposing a one-time special assessment on SAIF-insured deposits to bring the fund's reserve ratio to the statutorily required minimum level of 1.25% of deposits. The rate of the special assessment was 65.7 basis points and applied to the Bank's deposits as of March 31, 1995. At September 30, 1996, the Bank recorded an accrual of $1.3 million to reflect this special assessment. The legislation also provides that, no later than January 1, 2000, the obligation to pay interest on the bonds of the Financing Corporation ("FICO"), which currently is borne entirely by members of the SAIF, will be shared on a pro rata basis with Bank Insurance Fund ("BIF") member institutions. From 1997 through 1999, partial sharing will occur, with SAIF deposits assessed 6.44 basis points and BIF deposits assessed 1.29 basis points for servicing of the FICO debt. As a result of the recapitalization of the SAIF and the sharing of the FICO obligation, the Bank's FDIC assessments will be materially reduced. See "Regulation -- Savings Association Regulation -- Deposit Insurance."

    The 1997 Appropriations Bill also contained a number of provisions providing regulatory relief for savings associations and banks. The bill's regulatory relief provisions include sweeping amendments to the "qualified thrift lender" test applicable to savings associations that will ease such test's restrictions on the diversification of a savings association's loan portfolio. See "Regulation -- Savings Association Regulation -- Qualified Thrift Lender Test."

    In addition, on August 20, 1996, the President signed legislation that repealed the tax bad debt reserve method for thrifts effective for taxable years beginning after December 31, 1995. As a result, thrifts must recapture into taxable income the amount of their post-1987 tax bad debt reserves over a six-year period beginning after 1995. This recapture can be deferred for up to two years if the thrift satisfies a residential loan portfolio test. The Bank is expected to recapture $1.2 million of its tax bad debt reserves into taxable income over six years as a result of this new law. However, the bad debt reserves of the Bank would not be subject to further recapture except under certain narrow circumstances, including stock repurchases or redemptions by the Bank (as opposed to First Palmetto) and conversion to a type of institution that is not considered a bank for tax purposes. No further recapture would be required if the Bank converted to a commercial bank charter or was acquired by a commercial bank. See "Taxation -- Federal Income Taxation."

Selected Consolidated Financial and Other Data

    Financial Condition Data.  The following tables present selected
    ------------------------
consolidated financial information and other data for First Palmetto at the dates and for the periods indicated.


Consolidated Financial Condition Data
                                                          At September 30,
                                         ------------------------------------------------
                                             1996      1995      1994      1993      1992
                                         --------  --------  --------  --------  --------
                                                          (In thousands)
 Assets                                  $344,547  $323,183  $278,056  $226,370  $211,423
 Loans                                    227,209   198,373   163,649   158,551   165,818
 Cash and investment
  securities (a)                           70,519    71,807    72,826    34,232    35,258
 Mortgage-backed
  securities                               33,010    39,410    31,159    25,466       453
 Deposits                                 288,157   267,313   225,417   189,334   191,524
 Federal home loan
  bank advances                            32,550    33,367    31,000    17,000         -
 Stockholders' equity,
  substantially
  restricted                               20,208    19,345    17,804    16,429    15,012
-------------------------------------------------------------------------------------------------------------

(a) Includes cash and due from banks, interest-bearing deposits in other banks, certificates of deposit in other banks, available-for-sale securities and investment securities.


Consolidated Summary of Operations
                                         Years Ended September 30,
                             --------------------------------------------------------------
                                1996         1995         1994         1993         1992
                             ----------   ----------   ----------   ----------   ----------
                                       (In thousands, except per share data)
 Interest income                 $26,016      $22,795      $16,890      $15,497      $17,065
 Interest expense                 14,186       12,484        8,213        7,376        9,350
                              ----------   ----------   ----------   ----------   ----------
 Net interest income              11,830       10,311        8,677        8,121        7,715
 Provision for loan
  losses                             885          482          523          720        1,114
                              ----------   ----------   ----------   ----------   ----------
 Net interest income
  after provision for
  loan losses                     10,945        9,829        8,154        7,401        6,601
 Other income                      2,255        1,933        1,651        1,466        1,792
 Other expense                     9,993        8,104        6,597        5,958        5,936
 Income tax expenses               1,195        1,300        1,184        1,137          843
 Cumulative effect of
  change in accounting
  principle                            -            -          243            -            -
                              ----------   ----------   ----------   ----------   ----------
 Net income                      $ 2,012      $ 2,358       $2,267       $1,772      $ 1,614
                              ==========   ==========   ==========   ==========   ==========
 Net income per share            $  2.90      $  3.40       $ 3.36       $ 2.65      $  2.40
                              ==========   ==========   ==========   ==========   ==========
 Book value per share            $ 29.16      $ 27.90       $25.68       $24.51      $ 22.46
                              ==========   ==========   ==========   ==========   ==========
 Dividends per share             $  1.60      $  1.40       $ 1.25       $ 1.10      $  1.05
                              ==========   ==========   ==========   ==========   ==========



Financial Ratios

                                                            At September 30,
                                                 ------------------------------------
                                                       1996         1995         1994
                                                 -----------  -----------  -----------
Return on average assets (net income
 divided by average total assets)                       .61%        .78%        .90%

Return on average equity (net income
 divided by average equity)                           10.33%      13.17%      13.25%

Dividend payout ratio (dividends declared
 divided by net income)                                  55%         41%         38%

Average equity-to-average assets ratio (average
 equity divided by average total assets)               5.87%       5.90%       6.79%


Lending Activities

    General.  First Palmetto offers:  residential, construction, commercial real
    -------
estate, installment and commercial business loans.

    Loan Portfolio Data.  The following table sets forth selected data relating
    -------------------
to the composition of First Palmetto's Loan portfolio by type of loan and type of security at the dates indicated.

                                                                           At September 30,
                                   -------------------------------------------------------------------------------------------------
                                         1996                1995                1994                1993                1992
                                   ----------------    ----------------    ----------------    ----------------    -----------------
                                                                        (Dollars in thousands)
Type of Loan:
  Real estate loans:
    1-4 Family                     $123,155    54.2%   $106,264    53.6%   $ 98,649    60.2%   $ 98,602    62.2%   $114,896    69.3%
    Commercial                       62,043    27.3      56,489    28.4      43,347    26.6      39,688    25.0      31,211    18.8
    Construction Loans                8,695     3.8       5,431     2.7       6,716     4.1       4,891     3.1       5,015     3.0
  Commercial business loans          12,578     5.5      10,055     5.1       5,906     3.6       3,970     2.5       4,160     2.5
  Installment loans                  27,847    12.3      24,376    12.3      14,064     8.6      14,847     9.4      13,968     8.4
Less:
  Undisbursed loan proceeds           4,461     2.0       2,240     1.1       3,145     1.9       1,677     1.1       1,830     1.1
  Deferred loan fees                    284      .1         202      .1         233      .2         290      .2         221      .1
  Allowance for loan losses           2,364     1.0       1,800      .9       1,655     1.0       1,480      .9       1,381      .8
                                   --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
      Total                        $227,209   100.0%   $198,373   100.0%   $163,649   100.0%   $158,551   100.0%   $165,818   100.0%
                                   ========   ======   ========   ======   ========   ======   ========   ======   ========   ======


    Large Loans.  At September 30, 1996, First Palmetto's five largest loans
    -----------
ranged from $692,000 to $1.1 million. All of these loans were secured by real property in First Palmetto's primary market area.

    Sensitivities of Loans to Changes in Interest Rates.  The following table
    ---------------------------------------------------
sets forth certain information as of September 30, 1996, regarding the dollar amount of loans maturing in First Palmetto's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.


                                              Due two         Due more
                                 Due     through five        than five
                          during the      years after      years after
                         year ending      year ending      year ending
                       September 30,    September 30,    September 30,
                                1997             1996             1996        Total
                          ----------    -------------    -------------   ----------
                                               (In thousands)
Real Estate                  $39,697         $116,513          $32,938     $189,148
Commercial Business            7,305            4,152            1,121       12,578
Installment                    5,790           19,969            2,088       27,847
                          ----------       ----------       ----------   ----------
 Total                       $52,792         $140,634          $36,147     $229,573
                          ==========       ==========       ==========   ==========

    The following table sets forth, as of September 30, 1996, the dollar amount of loans in First Palmetto's portfolio due more than one year after such date which had predetermined interest rates and had floating or adjustable interest rates.

                              Floating or
               Predetermined   Adjustable
                       Rates        Rates     Total
               -------------  -----------  --------
                            (In thousands)
Real Estate         $106,482      $42,969  $149,451
Commercial             4,215        1,058     5,273
Installment           20,819        1,238    22,057
                  ----------   ----------  --------
  Total             $131,516      $45,265  $176,781
                  ==========   ==========  ========

    Residential Loans.  Residential loans, which comprise 54.2% of the loan
    -----------------
portfolio or $123.2 million at September 30, 1996, are generally underwritten to the Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. Charge-offs for these type loans totaled $63,000 for the fiscal year ended September 30, 1996 and $16,000 for the previous year. Residential loans, the largest category of loans, represents the least amount of credit risk.

    Construction Loans.  Construction loans totaled a net $8.7 million or less
    ------------------
than 3.8% of the loan portfolio at September 30, 1996.

    During fiscal 1996, First Palmetto originated $14.7 million of construction loans, which represented 10.5% of its total loans originated during the period. Substantially all of First Palmetto's construction loan portfolio at September 30, 1996 consisted of loans secured by single-family dwellings.

    Construction financing is generally considered to involve a higher degree of credit risk than long-term financing of residential properties. First Palmetto's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost or the salability of the property upon completion of the project proves to be inaccurate, First Palmetto may be required to advance funds beyond the amount originally committed to permit the completion of the development.

    Commercial Real Estate Loans.  First Palmetto's commercial real estate loan
    ----------------------------
portfolio generally consists of income producing properties or owner occupied properties.

    Commercial real estate loans, including loans secured by multi-family apartment projects with more than four units, constituted approximately $62.0 million, or 27.3% of First Palmetto's net loan portfolio at September 30, 1996. These loans are typically secured by commercial real estate located in Kershaw or Richland County, South Carolina. Commercial real estate loans are generally made in amounts up to $1.0 million and are generally considered to involve higher risks than owner-occupied residential real estate loans. First Palmetto's largest single commercial real estate loan at September 30, 1996 was approximately $1.1 million. Commercial properties are evaluated based on whether the income produced would be sufficient to pay the scheduled payments.

    Installment Loans.  Installment loans increased by $3.4 million or 14.2% to
    -----------------
$27.8 million at September 30, 1996. The significant increase during 1996 was consistent with management's goal of increasing the consumer loan portfolio as a percentage of total loans. First Palmetto's consumer lenders focus on a customer's debt obligations, ability and willingness to repay and general economic trends in evaluating credit request. Charge-offs on consumer loans totaled $220,000 and $200,000 for the fiscal years ended September 30, 1996 and 1995, respectively. Due to the higher credit risks and operating costs inherent in consumer loans, rates are generally higher than those required on residential and commercial loans.

    Commercial Business Loans.  Commercial business loans increased from $10.1
    -------------------------
million at September 30, 1995 to $12.6 million at September 30, 1996. As with commercial real estate loans, these type loans result in higher credit risk to First Palmetto. Commercial business loans are frequently unsecured or secured by inventory, accounts receivable and other types of personal property. In the event of default, the collateral, if any, is difficult to liquidate at market prices. To manage this risk, First Palmetto assesses the financial condition of the borrower as well as the marketability of the collateral on the loan (if applicable) in evaluating the loan request. Restrictive debt covenants which limit such items as officers' salaries, working capital and equity capital are included in commercial business loan agreements.

    Charge-offs for commercial real estate and business loans totaled $284,000 and $180,000 for the fiscal years ended September 30, 1996 and 1995, respectively.

    First Palmetto originates commercial business loans on a limited basis.

The following table sets forth loans and loan participations originated, purchased and sold by First Palmetto during the periods indicated.


                                                                  Years Ended September 30,
                                                     ----------------------------------------------------
                                                         1996       1995       1994       1993       1992
                                                     --------   --------   --------   --------   --------
                                                                         (in thousands)
Loans Originated:
  Residential                                        $ 71,530   $ 39,039   $ 71,653   $ 93,164   $126,031
  Residential construction                             14,747      9,079     11,909      9,560      7,688
  Commercial real estate, including construction       35,235     43,248     35,977     16,711      8,917
  Consumer                                             19,456     19,838     13,387     10,154     10,050
                                                     --------   --------   --------   --------   --------
    Total loans originated                           $140,968   $111,204   $132,926   $129,589   $152,686
                                                     ========   ========   ========   ========   ========
Loans purchased                                      $     --   $     --   $     --   $    101   $  1,578
                                                     ========   ========   ========   ========   ========
Loans sold                                           $ 16,210   $  9,227   $ 36,176   $ 41,933   $ 59,250
                                                     ========   ========   ========   ========   ========

    Non-Performing Assets and Asset Classification.  Loans are reviewed on a
    ----------------------------------------------
regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Management and the directors of First Palmetto review on a monthly basis individual loans which are classified as non-performing assets. Management also evaluates the adequacy of the allowance for loan losses based on specific review of delinquent loans and other loans with problems, composition of the Bank's loan portfolio, general economic conditions, value of collateral and other factors. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

    Gross interest income that was foregone on the non-accrual loans of $984,000 at September 30, 1996 that would have been recorded if the loans had been current and in accordance with their original terms, amounted to $94,868 at September 30, 1996. Interest income recognized on non-accrual loans for the year ended September 30, 1996 amounted to $52,032.

    Real estate acquired by First Palmetto as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value. Thereafter, such properties are carried at lower of original basis or fair value less estimated costs to sell. At September 30, 1996, real estate owned in the amount of $232,000 was secured by single family dwellings or land and $248,000 was secured by commercial property. All such property is located in First Palmetto's primary lending area and management is currently seeking to sell all property.

    At September 30, 1996, the allowance for loan losses totaled $2.4 million compared to $1.8 million at September 30, 1995. The allowance for loan losses as a percentage of loans was 1.04% and .91% at September 30, 1996 and 1995, respectively. Asset quality has improved for the comparative years with the ratio of non-performing assets to total assets decreasing to .45% at September 30, 1996 from .57% and .67% at September 30, 1995 and 1994, respectively. All of the allowance for loan losses has been allocated to general reserves. Approximately $700,000 has been allocated to commercial properties, $200,000 has been allocated to consumer loans and the remainder of the allowance has been allocated to other loans. Based upon management's review policy described above, management currently anticipates that charge-offs for 1997 will approximate charge-offs for 1996.

    While First Palmetto believes it has established its existing allowances for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing First Palmetto's loan portfolio will not request First Palmetto to increase its allowance for loan losses, thereby negatively impacting First Palmetto's financial condition and earnings.

    At September 30, 1996, there were no concentrations of loans in any types of industry which exceeded 10% of First Palmetto's total loans that were not otherwise disclosed as a loan category above. In addition, there were no loans which were not classified as non-accrual or restructured at September 30, 1996 which may be so classified in the near future because of management concerns as to the ability of the borrowers to comply with repayment terms.

The following table sets forth an analysis of First Palmetto's allowance for loan losses for the periods indicated.

                                                         Years Ended September 30,
                                                 ------------------------------------------
                                                   1996     1995     1994     1993     1992
                                                 ------   ------   ------   ------   ------
                                                           (Dollars in thousands)
Balance at beginning of period                   $1,800   $1,655   $1,480   $1,381   $  869
                                                 ------   ------   ------   ------   ------
Transfer of allowance for loan losses
  from merger of First Federal of Darlington         --       --       --       --      141

Loans charged off:
  Residential                                        63       16       15      199      121
  Consumer                                          220      200      220       80      194
  Commercial                                        284      180      167      379      458
                                                 ------   ------   ------   ------   ------
    Total charge-offs                               567      396      402      658      773
                                                 ------   ------   ------   ------   ------
Recoveries
  Residential                                        --        2        2       11        5
  Consumer                                           52       30       30        4        7
  Commercial                                        194       27       22       22       18
                                                 ------   ------   ------   ------   ------
    Total Recoveries                                246       59       54       37       30
                                                 ------   ------   ------   ------   ------
Provision for loan losses                           885      482      523      720    1,114
                                                 ------   ------   ------   ------   ------
Balance at end of period                         $2,364   $1,800   $1,655   $1,480   $1,381
                                                 ======   ======   ======   ======   ======
Ratio of net charge-offs to the allowance
  for loan losses                                 13.6%    18.7%    21.0%    42.0%    53.8%
                                                 ======   ======   ======   ======   ======
Ratio of net charge-offs to average loans
  outstanding during the period                    .15%     .19%     .22%     .38%     .47%
                                                 ======   ======   ======   ======   ======


The following table sets forth information regarding First Palmetto's non-performing assets at the dates indicated.


                                                                         At September 30,
                                 --------------------------------------------------------------------------------------------------
                                        1996               1995                1994                1993                1992
                                 ------------------  ------------------  ------------------  ------------------  ------------------
                                         Percentage          Percentage          Percentage          Percentage          Percentage
                                                 of                  of                  of                  of                  of
                                              Total               Total               Total               Total               Total
                                 Amount      Assets  Amount      Assets  Amount      Assets  Amount      Assets  Amount      Assets
                                 ------  ----------  ------  ----------  ------  ----------  ------  ----------  ------  ----------
Non-accrual loans                $  984        .31%  $  823        .25%  $  722        .26%  $2,355       1.04%  $3,243       1.53%
Accruing loans 90 days
 or more past due                     -           -       -           -       -           -       -           -       -           -
                                 ------  ----------  ------  ----------  ------  ----------  ------  ----------  ------  ----------
      Total                         984        .31      823        .25      722        .26    2,355       1.04    3,243       1.53
                                 ------  ----------  ------  ----------  ------  ----------  ------  ----------  ------  ----------
Other non-performing
 assets (a)                         480        .14    1,031        .32    1,134        .41      850        .37    1,939        .92
                                 ------  ----------  ------  ----------  ------  ----------  ------  ----------  ------  ----------
Troubled debt restructurings          -           -       -           -       -           -     852        .38        -           -
                                 ------  ----------  ------  ----------  ------  ----------  ------  ----------  ------  ----------
Total non-performing assets      $1,464        .45%  $1,854        .57%  $1,856        .67%  $4,057       1.79%  $5,182       2.45%
                                 ======  ==========  ======  ==========  ======  ==========  ======  ==========  ======  ==========


(a) Other non-performing assets represents property acquired by First Palmetto through foreclosure or repossession. This property is initially recorded at the lower of its fair value or the cost of the related loan at time of foreclosure.

Investment Activities

    Interest on investment securities, available-for-sale securities, interest-bearing deposits and mortgage-backed securities have provided First Palmetto's second largest source of revenue after interest on loans. Interest on such investments constituted 23.1%, 27.6% and 20.9% of the total interest and other revenues of First Palmetto in fiscal years 1996, 1995 and 1994, respectively. At September 30, 1996, investments, mortgage-backed securities, Federal Home Loan Bank Stock and interest-bearing deposits in other banks totaled $96.8 million or 28.0% of First Palmetto's total assets.

    In accordance with generally accepted accounting principles, First Palmetto reports its investments, other than investments available-for-sale, at cost as adjusted for discounts and unamortized premiums. Investments available-for-sale are reported at fair value.

    First Palmetto's mortgage-backed securities ("MBS") portfolio at September 30, 1996 was composed of adjustable rate mortgage (ARM) MBS of $7.9 million and fixed rate MBS of $25.1 million. The ARM MBS have weighted average adjustment dates in the period from December, 1996 to June, 1997. At the present level of interest rates, the fixed rate MBS portfolio has a duration of less than two years. As interest rates increase, market value will decrease and the duration of the fixed rate portfolio will lengthen as borrowers are less likely to refinance the loans collateralizing the MBS. ARM MBS often experience decreased prepayments in rising interest rate environments as borrowers are less likely to fix their mortgage rates. Similar to fixed rate MBSs, the ARM MBS decrease in value as rates rise, but not in the same magnitude, because the interest rate adjusts annually to market rate. See "ASSET and LIABILITY MANAGEMENT and INTEREST RATE SENSITIVITY" in the consolidated financial statements for a discussion of First Palmetto's interest rate sensitivity risk and the associated prepayment risk.

    First Palmetto's MBSs portfolio is classified as held to maturity and is therefore carried at amortized costs. Although these securities are in the held to maturity category, they are readily marketable and have a market value which is slightly less than their book carrying value at September 30, 1996.

    As a member of the FHLB System, First Palmetto is required to maintain minimum levels of liquid assets specified by the OTS which vary from time to time. See "Regulation -- Savings Association Regulation -- Liquidity Requirements." The following table sets forth the carrying value of First Palmetto's interest-bearing deposits, available-for-sale securities, investment securities and mortgage-backed securities at September 30, 1996. The market values of First Palmetto's interest-bearing deposits, available-for-sale securities, investment securities and mortgage-backed securities at September 30, 1996 were $13.6 million, $1.0 million, $47.1 million and $32.8 million, respectively.

    The following table sets forth the carrying value of First Palmetto's investments:

                                                  September 30,
                                         -----------------------------
                                            1996       1995       1994
                                         -------    -------    -------
                                                 (In thousands)
Interest-bearing deposits                $14,048    $ 3,184    $ 5,447
                                         =======    =======    =======

Investment securities
U.S. Government and
 agency securities                       $46,607    $57,389    $59,307
Available-for-sale investments               997      1,039        766
                                         -------    -------    -------
  Total investments                      $47,604    $58,428    $60,073
                                         =======    =======    =======

Mortgage-backed securities
FHLMC and FNMA                           $32,842    $39,254    $30,970
GNMA                                         168        156        189
                                         -------    -------    -------
                                         $33,010    $39,410    $31,159
                                         =======    =======    =======

FHLB of Atlanta stock                    $ 2,122    $ 2,122    $ 2,122
                                         =======    =======    =======


    The following table sets forth the amount and maturities of First Palmetto's investments at September 30, 1996:

                                      Due after   Due after
                             Due in    One year     5 years        Due
                           One year     through     through      after
                            or Less     5 Years    10 years   10 Years   Total
                           --------   ---------   ---------   --------   -----
                                          (Dollars In thousands)
Available-for-
 sale investments           $   997     $     -     $     -    $     -   $   997
Investment
 securities                  16,953      29,654           -          -    46,607
Mortgage-backed
 securities                       -           -           -     33,010    33,010
                            -------     -------     -------    -------   -------
  Total                     $17,950     $29,654     $   -0-    $33,010   $80,614
                            =======     =======     =======    =======   =======
Weighted Average
 Yield                        6.16%       6.41%        -0-%      6.69%     6.48%
                            =======     =======     =======    =======   =======


Deposits

    Deposits.  First Palmetto offers a number of deposit accounts, including
    --------
statement, regular savings accounts, NOW/Checking, IRA accounts, money market accounts and certificate accounts ranging in maturity generally from 90 days to three years. Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit, with the related penalty for early withdrawal, and the interest rate. Deposits can also be affected by branch acquisitions, branch sales and the rates being offered for deposits compared to other investment opportunities.

    First Palmetto's deposits are obtained primarily from residents of the State of South Carolina. Management of First Palmetto estimated that less than 1/2 of 1% of deposits are obtained from customers residing outside the State of South Carolina. The principal methods used by First Palmetto to attract deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates and convenient office locations and service hours. First Palmetto utilizes traditional marketing methods to attract new customers and savings deposits, including mass media advertising and direct mailings.

    At September 30, 1996, First Palmetto had $136.7 million of fixed-rate certificates with remaining terms of one year or longer, or 47.5% of total deposits. Substantially all time deposits renew at maturity. As of September 30, 1996, there were no concentrations of deposits which would have a material impact on the Bank if they were not renewed.

    Interest rates paid, maturity terms, service fees and withdrawal penalties are established by First Palmetto on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors and growth goals.

    Management's current policy is to not accept brokered deposits, which are more likely to be withdrawn than deposits made by other depositors. At September 30, 1996, First Palmetto had no brokered deposits.

    Deposit Flow. The following table sets forth the changes in dollar amounts
    ------------
of deposits in the various types of accounts offered by First Palmetto between the dates indicated.

                                      Balance at    Percent   Balance at    Percent                Balance at   Percent
                                       September         of    September         of    Increase     September        of    Increase
                                        30, 1996   Deposits     30, 1995   Deposits   (Decrease)     30, 1994   Deposit   (Decrease)

                                      ----------   --------   ----------   --------   ----------   ----------   -------   ----------

                                                                          (Dollars in thousands)
NOW checking and noninterest
 bearing checking                       $ 45,447      15.8%     $ 45,226      16.9%      $   221     $ 32,270     14.3%      $12,956

Money market deposit                      26,539       9.2        18,534       6.9         8,005       14,108      6.3         4,426

Savings                                   22,057       7.7        23,920       8.9        (1,863)      22,188      9.8         1,732

Certificates of Deposit                  194,114      67.3       179,633      67.3        14,481      156,851     69.6        22,782

                                        --------     ------     --------     ------      -------     --------    ------      -------

                                        $288,157     100.0%     $267,313     100.0%      $20,844     $225,417    100.0%      $41,896

                                        ========     ======     ========     ======      =======     ========    ======      =======



    The following table sets forth First Palmetto's average balances and interest rates based on daily balances during the periods indicated.

                                         Years Ended September 30,
                  ---------------------------------------------------------------------
                          1996                     1995                    1994
                  -------------------      -------------------      -------------------
                              Average                  Average                  Average
                  Average        Rate      Average        Rate      Average        Rate
                  Balance        Paid      Balance        Paid      Balance        Paid
                  -------     -------      -------     -------      -------     -------
                                          (Dollars in thousands)
 Interest-
  bearing
  demand
  deposits        $ 54,503      2.53%      $ 45,956      2.68%      $ 29,583      2.30%
 Savings
  deposits          23,181      2.53         22,939      2.79         19,399      2.53
 Time
  deposits         183,357      5.65        165,717      5.13        142,216      4.10
                  --------    -------      --------    -------      --------    -------
                  $261,041      4.72%      $234,612      4.42%      $191,198      3.66%
                  ========    =======      ========    =======      ========    =======


    The following table sets forth First Palmetto's time deposits classified by rates as of dates indicated.

                                                   At September 30,
                                         ----------------------------------
                                             1996         1995         1994
                                         --------     --------     --------
                                                    (In thousands)
 Less than 3.00%                         $     33     $     65     $    180
 3.00% - 4.99%                             14,974       17,715      126,311
 5.00% - 6.99%                            176,152      152,994       29,543
 7.99% - 9.99%                              2,955        8,859          817
                                         --------     --------     --------
                                         $194,114     $179,633     $156,851
                                         ========     ========     ========

    The following table sets forth the amount and maturities of First Palmetto's time deposits at September 30, 1996.

                                    After One      After Two
                         Through      Through        Through          After
 Rate                   One Year    Two Years    Three Years    Three Years       Total     Rate
----------              --------    ---------    -----------    -----------    --------    -----
                                               (Dollars in thousands)
 Less than
  3.00%                 $      1     $      -         $    -           $ 32    $     33    2.73%
 3.00% -
  4.99%                   14,639          221             55             59      14,974    4.82
 5.00% -
  6.99%                  150,857       18,542          6,151            602     176,152    5.51
 7.00% -
 9.99%                     1,187        1,570              4            194       2,955    7.36
                        --------      -------         ------           ----    --------    -----
                        $166,684      $20,333         $6,210           $887    $194,114    5.49%
                        ========      =======         ======           ====    ========    =====

    The following table indicates the amount of First Palmetto's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1996.

                                                  Certificates
    Maturity                                       of Deposit
    --------                                      ------------
                                                 (In thousands)
    Three months or less                               $17,898
    Over three through six months                       16,382
    Over six through twelve months                      10,420
    Over twelve months                                   6,086
                                                       -------
      Total                                            $50,786
                                                       =======

    First Palmetto had new deposits of $1.2 billion, withdrawals of $1.1 billion and interest credited to the deposit accounts of $10.3 million resulting in a net increase of $20.8 million.

Borrowings.  Deposits and loan sales and repayments are the primary sources of
----------
funds for First Palmetto's lending and investment activities and for its general purposes. First Palmetto also may rely upon advances (borrowings) from the FHLB of Atlanta to supplement its supply of lendable funds, meet deposit withdrawal requirements and to extend the term of its liabilities. The FHLB of Atlanta traditionally has served as First Palmetto's primary borrowing source. Advances from the FHLB of Atlanta are collateralized by First Palmetto's stock in the FHLB of Atlanta and a portion of First Palmetto's first mortgage loans. At September 30, 1996, the Bank had $32.6 million outstanding in FHLB advances of which $12.5 million had fixed interest rates and $21.1 million had variable interest rates. The advances are to mature as follows:

                                                                    Weighted
                                                                     Average
                                                                    Interest
                                                                    --------
                                                        (Dollars in thousands)
   Maturing in the year ended September 30, 1997        $ 8,750       5.57%
   Maturing in the year ended September 30, 1998          7,800       5.51%
   Maturing in the year ended September 30, 1999         13,000       5.31%
   Maturing in the year ended September 30, 2000          1,000       6.00%
   Maturing in the year ended September 30, 2001          2,000       5.69%
                                                        -------       -----
                                                        $32,550       5.55%
                                                        =======       =====

    The following table sets forth certain information regarding First Palmetto's FHLB advances:

                                1996               1995              1994
                          --------------     ---------------    ---------------
                          Amount    Rate     Amount     Rate    Amount     Rate
                          ------    ----     ------     ----    ------     ----
                                          (Dollars in thousands)
FHLB advances
 Balance at
  September 30,           $32,550   5.55%    $33,367    5.73%   $31,000    5.25%
 Average
  during year              33,202   5.59      37,314    5.64     23,832    5.09
 Maximum
  month-end
  balance
  during year              36,867      -      64,500       -     31,833       -


    The FHLB of Atlanta functions as a central reserve bank providing credit for savings banks and certain other member financial associations. As a member, First Palmetto is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. See "Regulation -- Savings Association Regulation -- Federal Home Loan Bank System."

Subsidiary Activities

    The Bank is permitted by regulation to invest an amount equal to 2% of its assets in subsidiaries (service corporations), with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. In addition, associations meeting regulatory capital requirements and certain other tests may invest up to 50% of their net worth in conforming first mortgage loans to service corporations. At September 30, 1996, the net book value of the Bank's investments in stock, unsecured loans and conforming loans in its service corporation was $201,000.

    Palmetto State Service Corporation ("PSSC") was formed in 1976 for the purpose of investing in real estate for future development and/or sale. These investments are wholly owned by PSSC and do not represent joint ventures with First Palmetto. During fiscal 1996, PSSC had a net loss of $17,000. At September 30, 1996, First Palmetto had $500,000 invested in PSSC's common stock, and negative retained earnings in PSSC amounting to $299,000. PSSC is engaged in activities not permissible to national banks. For a discussion of the effect of this investment on First Palmetto's regulatory capital requirements, see "Regulation -- Savings Association Regulation -- Regulatory Capital Requirements."

    During the year ended September 30, 1996, the Bank dissolved First Service, Inc. and it's wholly owned subsidiary Midlands Financial and Insurance Company, Inc.

Competition

    First Palmetto faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for deposits comes from other thrift associations and from commercial banks located in its primary market area. Particularly in times of high interest rates, First Palmetto also faces additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. First Palmetto's competition for loans comes principally from other savings associations, commercial banks and mortgage banking companies.

    First Palmetto competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers and home builders. First Palmetto competes for deposits by offering depositors a wide variety of savings accounts, checking accounts, convenient office locations, drive-in facilities, tax-deferred retirement programs, travelers checks, money orders, safety deposit boxes and other miscellaneous services.

Employees

    First Palmetto and its subsidiaries had 137 full time employees at September 30, 1996. None of First Palmetto's employees are represented by a collective bargaining agreement, and First Palmetto believes that it enjoys good relations with its personnel.

    First Palmetto currently maintains a comprehensive employee benefit program for qualified employees providing among other benefits, health insurance, life insurance, long-term disability insurance, pension plans and stock option plans.

                                  REGULATION

Savings Association Regulation

    General.  As a savings association, First Palmetto is subject to extensive
    -------
regulation by the OTS for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations. First Palmetto must file reports with OTS describing its activities and financial condition. It is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

    Regulatory Capital Requirements.  Under OTS regulations, savings
    -------------------------------
associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3.0% of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 under the OTS examination rating system). For the purpose of these regulations, Tier 1 capital has the same definition as core capital. See "--Prompt Corrective Regulatory Action." Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory
goodwill."   Core capital is generally reduced by the amount of a savings association's intangible assets, with limited exceptions for mortgage servicing rights ("MSRs"), purchased credit card relationships and certain grandfathered intangible assets. Tangible capital is given the same definition as core capital, with the exception that qualifying supervisory goodwill is not included, and is reduced by the amount of a savings association's intangible assets, with limited exceptions for MSRs and certain grandfathered intangibles.

    At September 30, 1996, First Palmetto's tangible capital ratio was 4.8%, its core capital ratio was 5.0% and its risk-based capital ratio was 10.1%. At that date, First Palmetto had $848,000 of qualifying intangible assets and $201,000 of investments in and extensions of credit to subsidiaries engaged in activities not permissible for national banks.

    The following table reconciles the Bank's stockholders' equity under generally accepted accounting principles at September 30, 1996 to its tangible capital, core capital and total regulatory capital.

                                                               (Dollars
                                                             in thousands)
Stockholder's equity under generally
 accepted accounting principles                                   $19,064
Less:
 Unrealized gain on certain available-for-sale securities             (18)
 Deductible investments in and extensions
  of credit to subsidiary                                            (201)
 Deductible intangible assets                                      (2,623)
                                                               -----------
Tangible capital                                                   16,222
Add:
 Grandfathered core deposit intangible                                848
                                                               -----------
Core capital                                                       17,070
Add:
 Allowances for loan losses                                         2,364
                                                               -----------
Total capital                                                     $19,434
                                                               ===========
Tangible capital as a percentage of
 adjusted total assets                                                4.8%
                                                               ===========
Core capital as a percentage of
 adjusted total assets                                                5.0%
                                                               ===========
Total capital as a percentage of risk-weighted assets                10.1%
                                                               ===========

    The following table sets forth First Palmetto's capital position relative to its various minimum regulatory capital requirements at September 30, 1996.

                                                        Percent of
                                              Amount    Assets (a)
                                            ----------  ----------
                                            (Dollars in thousands)
          Tangible Capital                     $16,222        4.8%
          Tangible Capital Requirement           5,106        1.5
                                            ----------  ----------
            Excess                             $11,116        3.3%
                                            ==========  ==========

          Core Capital                         $17,070        5.0%
          Core Capital Requirement              10,237        3.0
                                            ----------  ----------
            Excess                             $ 6,833        2.0%
                                            ==========  ==========

          Total Capital (i.e., Core and
           Supplementary Capital)              $19,434       10.1%
          Risk-Based Capital Requirement        15,377        8.0
                                            ----------  ----------
            Excess                             $ 4,057        2.1%
                                            ==========  ==========

    (a) Percent of adjusted total assets for the purposes of the tangible and core capital requirements and risk-weighted assets for the purpose of the risk-based capital requirement.

    In addition to requiring generally applicable capital standards for savings associations, the Director of OTS is authorized to establish the minimum level of capital for a savings association at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such association in light of the particular circumstances of the association. The Director of OTS may treat the failure of any savings association to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings association which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

    In addition, the OTS risk-based capital requirements require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets. The OTS, however, has indefinitely delayed enforcement of its interest rate risk capital requirements.

    Federal Home Loan Bank System.  First Palmetto is a member of the FHLB
    -----------------------------
System, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB provides a central credit facility primarily for member associations. As a member of the FHLB of Atlanta, First Palmetto is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. First Palmetto was in compliance with this requirement with an investment in FHLB of Atlanta stock at September 30, 1996 of $2.1 million. As of September 30, 1996, First Palmetto had outstanding advances of $32.5 million from the FHLB of Atlanta.

    Liquidity Requirements.  Savings associations are required to maintain
    ----------------------
average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 5%) of their net withdrawable savings deposits plus short-term borrowings. Savings associations also are required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of their net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. At September 30, 1996, First Palmetto exceeds the liquidity percentages required.

    Qualified Thrift Lender Test.  The Home Owners' Loan Act ("HOLA") requires
    ----------------------------
all savings institutions to meet a Qualified Thrift Lender ("QTL") test or to suffer a number of sanctions, including restrictions on activities. Under the statutory QTL test, a savings institution is required to maintain at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" in at least nine months of the most recent 12-month period. The QTL provisions of the HOLA in effect through September 30, 1996 defined Qualified Thrift Investments to include, among other things, (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions and (iii) subject to an aggregate 20% of portfolio assets limit, loans for personal, family, household or education purposes (subject to a 10% limit) and 200% of an institution's investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small business in "credit needy" areas. Legislation enacted into law on September 30, 1996, as part of the 1997 Appropriations Bill made certain amendments to the HOLA that significantly liberalize the QTL test. First, the new law permits loans to small businesses, student loans and credit card loans to be counted as Qualified Thrift Investments without percentage
limits.   The current 10% limit on all other loans to households is eliminated by the new law, and such loans may now be counted toward the QTL test within the 20% of portfolio assets limit. In addition, the new statute amends the QTL test to provide that a savings institution may be considered a qualified thrift lender either (i) by satisfying the HOLA's QTL requirements or (ii) by qualifying as a "domestic building and loan association" as defined under the Internal Revenue Code (the "Code"). In order for a savings association to be defined as a domestic building and loan, at least 60% of its total assets must consist of specific types of assets, including cash, certain types of government securities, loans secured by and other assets related to residential real property, educational loans, and investments in premises of the association. At September 30, 1996, the Bank was a "domestic building and loan association" as defined under the Code.

    Loans-to-One-Borrower Limitations.  Savings institutions generally are
    ---------------------------------
subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements;
(iii) the loans comply with applicable loan-to-value requirements; and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

    At September 30, 1996, First Palmetto's loans-to-one borrower limit was $3.0 million, and First Palmetto did not have any loans over its limit.

    Real Estate Lending Standards.  Under OTS regulations, savings associations
    -----------------------------
must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators. First Palmetto believes that its current lending policies conform to the requirements.

    Deposit Insurance.  First Palmetto is required to pay assessments based on a
    -----------------
percent of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the Federal Deposit Insurance Act (the "FDI Act"), the FDIC is required to set semiannual assessments for SAIF-insured institutions to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

    Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under its risk-based assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of (a) well-capitalized, (b) adequately capitalized or (c) undercapitalized, and use the same percentage criteria as under the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action". The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and
                                      ----
supervisory subgroups) to which different assessment rates are applied. For the first nine months of 1996, the assessment rate for SAIF-insured institutions ranged from 0.23% of deposits for well-capitalized institutions in the highest supervisory subgroup, to 0.31% of deposits for undercapitalized institutions in the lowest supervisory subgroup.

    The FDIC recently amended the risk-based assessment schedule for depository institutions with deposits insured by the Bank insurance Fund ("BIF"), resulting in a dramatic reduction in FDIC assessments for BIF-Insured institutions. Beginning with the first half of 1996, the FDIC reduced the BIF assessment rate for "well-capitalized" banks without any significant supervisory concerns to the statutory minimum of $2,000 annually, and the rates for other BIF-insured banks ranged from zero to 0.27% of deposits for 1996.

    In response to the SAIF/BIF assessment disparity, the Deposit Funds Insurance Act of 1996 (the "1996 Act") was enacted into law on September 30, 1996 as part of the 1997 Appropriations Bill. The 1996 Act amended the FDI Act in several ways to recapitalize the SAIF and reduce the disparity between the assessment rates for the BIF and the SAIF. The 1996 Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF to the required reserve ratio of 1.25%. Pursuant to FDIC regulations implementing the 1996 Act, SAIF-insured institutions on November 27, 1996, paid a special assessment (subject to adjustment in certain limited cases) equal to 65.7 basis points per $100 of each institution's SAIF-assessable deposits as of March 31, 1995. The 1996 Act provides the amount of the special assessment will be deductible for federal income tax purposes for the taxable year in which the special assessment is paid. Based on the foregoing, the Bank recorded an accrual for the special assessment of $1.3 million at September 30, 1996. The impact on operations, net of related tax effects, reduced net income by $813,000 for the year ended September 30, 1996.

    In view of the recapitalization of the SAIF, on October 8, 1996, the FDIC proposed to reduce the assessment rate for SAIF-assessable deposits for periods beginning on October 1, 1996. Under the FDIC's proposal, the proposed deposit insurance assessment rates for SAIF-insured institutions, like the Bank, range from 18 to 27 basis points for the last quarter of 1996 and would range from 0 to 27 basis points for the following periods.

    In addition, the 1996 Act expanded the assessment base for the payments on the bonds (the "FICO bonds") issued in the late 1980s by the Financing Corporation in the recapitalization of the now defunct Federal Savings and Loan Insurance Corporation to include the deposits of both BIF- and SAIF-insured institutions beginning January 1, 1997. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment imposed on BIF-assessable deposits will be one-fifth of the rate imposed on SAIF-assessable deposits. The rates of assessment for the payment of the interest on FICO bonds will be approximately 1.3 basis points for BIF-assessable deposits and approximately 6.4 basis points for SAIF-assessable deposits.

    The 1996 Act also provides that the FDIC has no authority to assess regular insurance assessments for the SAIF or the BIF unless required to maintain or to achieve the designated reserve ratio of 1.25%, except for such assessments on institutions that are not classified as "well-capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Bank is classified as "well-capitalized" and has not been found by the OTS to have such supervisory weaknesses. Accordingly, assuming that the designated reserve ratio is maintained by the SAIF after the collection of the special SAIF assessment, First Palmetto, as long as it maintains its capital and supervisory status, will pay substantially lower FDIC assessments compared to those it paid in recent years.

    The FDIC has adopted a regulation which provides that any insured depository institution with a ratio of Tier 1 capital (generally the same as "core capital" as defined under OTS capital regulations) to total assets of less than 2%, unlike First Palmetto, will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, will not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings associations, the FDIC will take into account whether the savings association is meeting with the Tier 1 capital requirement for state non-member banks of 4% of total assets for all but the most highly rated state non-member banks.

    Standards for Safety and Soundness.  The FDI Act, as amended by FDICIA and
    ----------------------------------
the Riegle Community Development and Regulatory Improvement Act of 1994, requires that the OTS, together with the other federal bank regulatory agencies, to prescribe standards, by regulation or guideline, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation, and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The OTS and the federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to the statute. The safety and soundness guidelines establish standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer employee, director or principal stockholder. The OTS safety and soundness guidelines authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

    In addition, on July 10, 1995, the OTS and the federal bank regulatory agencies proposed guidelines for asset quality and earnings standards. Under the proposed standards, a savings association would be required to maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the operations of the Bank.

    Prompt Corrective Regulatory Action.  Under FDICIA, the federal banking
    -----------------------------------
regulators are required to take prompt corrective action in respect of depository institutions that do not meet certain minimum capital requirements, including a leverage limit and a risk-based capital requirement. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become under capitalized. As required by FDICIA, the banking regulators, including the OTS, issued regulations that classify insured depository institutions by capital levels and provide that the appropriate agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards.

    Under the prompt corrective action regulations, a "well-capitalized" institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately capitalized" institution is one that does not qualify as "well-capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or
(ii) 3% if the bank has the highest composite examination rating. An institution not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which the institution's capital levels are below the adequately capitalized standards. An institution that falls within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by FDICIA and the implementing regulations.

    The table below presents First Palmetto's capital position at September 30, 1996, relative to the various minimum regulatory capital requirements under the prompt corrective action regulations.

                                                                Percent of
                                                      Amount    Assets  (1)
                                                    ----------  -----------
                                                    (Dollars in thousands)
          Tangible equity                              $16,222         4.8%
          Tangible equity requirement                    6,820         2.0
                                                     ----------  ----------
            Excess                                     $ 9,402         2.8%
                                                     ==========  ==========

          Tier 1 or leverage capital                   $17,070         5.0%
          Tier 1 or leverage capital requirement        13,640         4.0
                                                     ----------  ----------
            Excess                                     $ 3,430         1.0%
                                                     ==========  ==========

          Tier 1 risk-based capital                    $19,434        10.1%
          Tier 1 risk-based capital requirement          7,688         4.0
                                                     ----------  ----------
            Excess                                     $11,746         6.1%
                                                     ==========  ==========

          Risk-based capital                           $19,434        10.1%
          Risk-based capital requirement                15,377         8.0
                                                     ----------  ----------
            Excess                                     $ 4,057         2.1%
                                                     ==========  ==========

(1) Based upon adjusted total assets for purposes of the tangible equity and Tier 1 or leverage capital requirements, and risk-weighted assets for purposes of the Tier 1 risk-based and risk-based capital requirements.

    Federal Reserve System.  Pursuant to regulations of the Federal Reserve
    ----------------------
Board, a thrift association must maintain average daily reserves. No reserves are required to be maintained on the first $4.3 million of transaction accounts, and reserves equal to 3% must be maintained on the next $52 million of transaction accounts, plus reserves equal to 10% on the remainder. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the association's interest-earning assets. First Palmetto meets its reserve requirements.

    Dividend Limitations.  Under OTS regulations, First Palmetto may not pay
    --------------------
dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of First Palmetto at the time of its conversion to stock form. In addition, savings association subsidiaries of savings and loan holding companies are required to give OTS 30 days prior notice of any proposed declaration of dividend to the holding company.

    Federal regulations impose limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by First Palmetto. Under these regulations, a savings association that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted without OTS approval, to make capital distributions during a calendar year in the amount equal to the greater of (i) 75% of net income for the previous four quarters or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its total capital to assets ratio exceeded its fully phased-in capital requirement to assets ratio at the beginning of the calendar year. At September 30, 1996, the Bank was a Tier 1 Association.

    The Bank is prohibited from making any capital distributions if after making the distribution, it would be undercapitalized as defined in the OTS' prompt corrective action regulations. See "--Prompt Corrective Regulatory Action." After consultation with the FDIC, the OTS may permit a savings association to repurchase, redeem, retire or otherwise acquire shares or ownership interests if the repurchase, redemption, retirement or other acquisition; (i) is made in connection with the issuance of additional shares or other obligations of the institution in at least an equivalent amount; and (ii) will reduce the institution's financial obligations or otherwise improve the institution's financial condition.

    In addition to the foregoing, earnings of First Palmetto appropriated to bad debt reserves and deducted from Federal income tax purposes are not available for payment of cash dividends without payment of taxes at the then current tax rate by First Palmetto on the amount of earnings removed from the reserves for such distributions. See "--Taxation." First Palmetto intends to make full use of this favorable tax treatment afforded to the Bank and First Palmetto and does not contemplate use of any earnings of the Bank in a manner which would limit the Bank's bad debt deduction or create federal tax liabilities.

Savings and Loan Holding Company Regulation

    First Palmetto is a savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, First Palmetto is registered with the OTS and is subject to regulations, examinations, supervision and reporting requirements. As a subsidiary of First Palmetto, the Bank is subject to certain restrictions in its dealing with First Palmetto and any affiliates of First Palmetto. First Palmetto also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission ("SEC") under the federal securities laws.

    Activities Restrictions.  The Board of Directors of First Palmetto presently
    -----------------------
intends to continue to operate First Palmetto as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

    Restrictions on Acquisitions.  A savings and loan holding company must
    ----------------------------
obtain prior approval of the Director of OTS before acquiring (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

    The OTS has amended its regulations to permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) it qualifies as a "domestic building and loan association" under {7701(a)(19) of the Internal Revenue Code of 1986 as amended ("the Code") and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. A federal savings institution generally may not establish new branches unless it meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

    Transactions with Affiliates.  Transactions between savings associations and
    ----------------------------
any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as First Palmetto and any companies which are controlled by such parent holding company) are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for an affiliate which engages only in activities which are permissible for bank holding companies, or
(ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

    Savings associations are also subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act on loans to executive officers, directors and principal shareholders. Under Section 22(h), loans to an executive officer and to holders of more than 10% of any class of a savings association's voting stock, and certain affiliated entities of either, may not exceed together with all other outstanding loans to such person and affiliated entities the association's loans to one borrower limit (generally equal to 15% of the association's unimpaired capital and surplus). Section 22(h) also prohibits loans, above the amounts prescribed by the appropriate federal banking agency, to directors, executive officers and holders of more than 10% of any class of a savings associations' voting stock, and their respective affiliates, unless such is approved in advance by a majority of the board of directors of the association with an "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of directors approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, to Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also prohibits a depository institution from paying the overdraft of any of its executive officers or directors.

    Savings associations are further subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. {1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, and imposes reporting requirements for any additional restrictions on the type, amount and terms of credits to such officers. Section 1972 prohibits (i) a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present unfavorable features.

Taxation

    General.  First Palmetto files consolidated federal income tax returns on a
    -------
September 30 fiscal year end basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

    Federal Income Taxation.  Savings associations generally are subject to the
    -----------------------
provisions of the Code in the same general manner as other corporations. However, savings institutions such as the Bank which meet certain definitional tests and other conditions prescribed by the Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interest in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). For the three years ended September 30, 1996, 1995 and 1994, First Palmetto has calculated the bad debt reserve deduction based upon the percentage of taxable income method.

    Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans is computed as a percentage, which Congress has reduced from as much as 60% in prior years to 8% of taxable income, with certain adjustments, effective for taxable years beginning after 1986.

    The bad debt deduction under the percentage of taxable income method is subject to certain limitations. First, the amount added to the reserve for losses on qualifying real property loans may not exceed the amount necessary to increase the balance of such reserve at the close of the taxable year to 6% of such loans outstanding at the end of the taxable year. Further, the addition to the reserve for losses on qualifying real property loans cannot exceed the amount which, when added to that year's addition to the bad debt reserve for losses on nonqualifying loans, equals the amount by which 12% of total deposits or withdrawable accounts of depositors at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. Finally, the percentage bad debt deduction under the percentage of taxable income method is reduced by the deduction for losses on nonqualifying loans.

    Under legislation enacted on August 20, 1996, the percentage of taxable income method was repealed for tax years beginning after December 31, 1995. In future years, the Bank must use the "Bank" experience method or the specific write-off method. Under the recent legislation, the Bank will also be required to recapture into income the portion of its bad debt reserves that exceeds its base year reserves. The amount of bad debt reserves subject to recapture over six years for the Bank is $1.2 million. The portion of the Bank's tax bad debt reserve that is not recaptured under the new law (i.e., the Bank's base year
                                                  ----
reserves of $4.6 million) is subject to recapture at a later date only under certain limited circumstances, including stock repurchases or redemptions by the thrift or the conversion of the thrift to a type of institution (such as a credit union) that is not considered a bank for tax purposes. Importantly, the new law eliminated any further recapture in the event that a savings association converts to a commercial bank charter or is acquired by a bank.

    First Palmetto's federal income tax returns have not been audited since
1984.

    State Income Taxation.  Under South Carolina law, First Palmetto is required
    ---------------------
to pay income tax at the rate of 6% of net income, as defined in the South Carolina statute. This tax is imposed on financial associations in lieu of the general state business corporation income tax. State income taxation of First Palmetto has not been material.

    Accounting Changes.  The FASB has issued SFAS No. 122, "Accounting for
    ------------------
Certain Mortgage Banking Activities," which requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights), the entire cost of purchasing or originating the loans should be allocated only to the mortgage loans without the mortgage servicing rights. Additionally, this standard requires that a mortgage banking enterprise periodically assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. This statement is effective for years beginning after December 15, 1995. Management has not determined the impact that adoption of SFAS No. 122 will have on the financial statements.

    The FASB has also issued SFAS No. 123 "Accounting for Stock - Based Compensation". SFAS No. 123 established a fair value-based method of accounting for stock options and other equity instruments. It requires the use of that method for transactions with other than employees and encourages its use for transactions with employees. It permits entities to continue to use the intrinsic value method included in Accounting Principles Board ("APB") 25 (Accounting for Stock Issued to Employees), but regardless of the method used to account for the compensation cost associated with stock option and similar plans, it requires employers to disclose information in accordance with SFAS No. 123.

    The general principle underlying SFAS No. 123 is that equity instruments are recognized at the fair value of the consideration received for them. If the fair value of the consideration received cannot be reasonably determined, the fair value of the equity instrument itself may be used. The fair value method of accounting for stock options and other instruments applies this general principle, measuring compensation cost for employers as the excess of the fair value of the equity instrument over the amount paid by the employee.

    The FASB has also issued SFAS No 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 established accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of the financial-components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets.

    Liabilities and derivatives incurred or obtained by transferors in conjunction with the transfer of financial assets are required to be measured at fair value, if practicable. Servicing assets and other retained interests in transferred assets are required to be measured by allocating the previous carrying amount between the assets sold, if any, and the interest that is retained, if any, based on the relative fair values of the assets at the date of the transfer. Servicing assets retained are subsequently subject to amortization and assessment for impairment.

    SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. It is to be applied prospectively; earlier or retroactive application is not permitted. Management does not expect that adoption of SFAS No. 125 will have a material impact on the consolidated financial statements of First Palmetto.

Item 2.  Properties
-------------------

    The following table sets forth the locations of First Palmetto's offices, as well as certain additional information relating to those offices, as of September 30, 1996.

                                              Year
                                          Facility      Leased          Approximate
                                         Commenced          or               Square  Net Book
Office Location                         Operations       Owned              Footage     Value
---------------                         ----------      ------          -----------  --------
Main Office
 407 DeKalb Street                          1963        Owned              10,337    $594,525
 Camden, S.C.  29020

Beaufort Branch Office
 921 Bay Street                             1995        Leased              2,300    $ 35,252
 Beaufort, SC  29902                                    (Expires 1998)

Bishopville Branch Office
 104 East Church Street                     1994        Leased              1,300    $      -
 Bishopville, S.C.  29010                               (Expires 2000,
                                                        with five year
                                                        renewal option)

Camden Operations Center
 Broad and DeKalb Street                    1934        Owned               7,900    $241,719
 Camden, S.C.  29020

Columbia Branch Offices
 3932 Forest Drive                          1988        Owned               4,950    $566,665
 Columbia, S.C.  29206

 9221 Two Notch Road                        1980        Leased              2,200    $ 41,663
 Columbia, S.C.  29223                                  (Expires 1999,
                                                        with two ten
                                                        year renewal
                                                        options)

Darlington Branch Office
 266 Cashua Street                          1992        Owned               1,600    $      -
 Darlington, S.C.  29532

Dusty Bend Branch Office
 2310 North Broad Street                    1981        Leased              1,600    $ 37,611
 Camden, S.C.  29020                                    (Expires 2002,
                                                        with ten year
                                                        renewal option)

Elgin Branch Office
 Highway #1                                 1986        Leased              1,200    $ 60,090
 Elgin, S.C.  29045                                     (Expires 1996,
                                                        with ten year
                                                        renewal option)

Irmo Branch Office
 7327 St. Andrews Road                      1996        Owned               2,200    $526,955
 Irmo, S.C.  29063

                                              Year
                                          Facility      Leased          Approximate
                                         Commenced          or               Square  Net Book
Office Location                         Operations       Owned              Footage     Value
---------------                         ----------      ------          -----------  --------
Kershaw Branch Office
 301 Hampton Street                         1996        Owned               2,850    $387,658
 Kershaw, S.C.  29067

Lancaster Branch Office
 977 North Main Street                      1973        Leased              3,040    $ 25,414
 Lancaster, S.C.  29721                                 (Expires 1998,
                                                        with two year
                                                        renewal option)

Lugoff Branch Office
 Highway #1 South                           1969        Owned               3,900    $810,751
 Lugoff, S.C.  29078

Manning Branch Office
 111 N. Brooks Street                       1995        Owned               4,000    $215,617
 Manning, SC  29102

Pageland Branch Office
 201 N. Pearl Street                        1994        Owned               1,300    $329,352
 Pageland, S.C.  29728

Pontiac Branch Office
 10540 Two Notch Road                       1989        Leased              1,300    $ 83,964
 Elgin, S.C.  29045                                     (Expires 2019,
                                                        with ten year
                                                        renewal option)

Item 3.  Legal Proceedings
--------------------------

   Although First Palmetto, from time to time, is involved in various legal proceedings occurring in the ordinary course of business, there are no material legal proceedings to which First Palmetto or its subsidiary is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

   No matters were submitted to a vote of security holders during the final quarter of fiscal 1996.

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters
-------

   The information required by this item is incorporated by reference to the section captioned "Corporate Information -- Common Stock Information" in the Annual Report.

Item 6.  Selected Financial Data
--------------------------------

   The information required by this item is incorporated by reference to the tables captioned "Selected Consolidated Financial and Other Data" in Part I of this report.

                                    PART II


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

   The information required by this item is incorporated by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

   First Palmetto's Consolidated Statements of Financial Condition at September 30, 1996 and 1995, Consolidated Statements of Income for the three years ended September 30, 1996, Consolidated Statements of Stockholders' Equity for the three years ended September 30, 1996, and Consolidated Statements of Cash Flows for the three years ended September 30, 1996, together with the related notes and report of KPMG Peat Marwick, LLP, independent certified public accountants, are contained in the Annual Report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

   Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

   For information concerning the Board of Directors of First Palmetto, the information contained under the section captioned "Election of Directors" in First Palmetto's definitive proxy statement for First Palmetto's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. For information concerning the executive officers of First Palmetto, see "Item 1, Business -- Executive Officers of the Registrant," which is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

   The information contained under the section captioned "Election of Directors -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

   (a) Security Ownership of Certain Beneficial Owners

       Information required by this item is incorporated herein by reference to the section captioned "Principal Holders of Common Stock" of the Proxy Statement.

   (b) Security Ownership of Management

       Information required by this item is incorporated herein by reference to the sections captioned "Stock Ownership of Management" of the Proxy Statement.

   (c) Changes in Control

       Management of First Palmetto knows of no arrangements, including any pledge by any person of securities of First Palmetto, the operation of which may at a subsequent date result in a change of control of First Palmetto.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

   The information required by this item is incorporated herein by reference to the section captioned "Election of Directors -- Certain Transactions" of the Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

   (a)(1) Financial Statements - The following financial statements are included
          --------------------
in the Annual Report. The remaining information appearing in the Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.

            1.  Certified Public Accountant's Report
            2.  Consolidated Statements of Financial Condition at
                September 30, 1996 and 1995
            3.  Consolidated Statements of Income for the
                Years Ended September 30, 1996, 1995 and 1994
            4. Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1996, 1995 and 1994
            5.  Consolidated Statements of Cash Flows for the
                Years Ended September 30, 1996, 1995 and 1994
            6.  Notes to Consolidated Financial Statements

   (a)(2) Financial Statement Schedules - All financial statement schedule have
          -----------------------------
been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

   (a)(3) Exhibits - The following exhibits are either filed as part of this
          --------
report or are incorporated herein by reference:

      Exhibit No. 3.1   Restated Certificate of Incorporation of First Palmetto
                        Financial Corporation (incorporated by reference to Exhibit 3.1 to First Palmetto's registration statement on Form S-4 filed with the SEC on June 14, 1990)

      Exhibit No. 3.2   Bylaws of First Palmetto Financial Corporation
                        (incorporated by reference to Exhibit 3.2 to First
                        Palmetto's registration statement on Form S-4
                        filed with the SEC on June 14, 1990)

      Exhibit No. 10.1  Stock Option Plan of First Palmetto Financial
                        Corporation (incorporated by reference to
                        Exhibit 10.8 to First Palmetto's registration statement on Form S-4 filed with the SEC on June 14, 1990)

      Exhibit No. 10.2  Agreement and Plan of Conversion and Reorganization
                        (incorporated by reference to Exhibit 2.1 to First Palmetto's registration statement on Form S-4 filed with the SEC on June 14, 1990)

      Exhibit No. 10.3  Amended and Restated Agreement and Plan of Merger
                        dated June 12, 1990 (incorporated by reference to
                        Exhibit 2.2 to First Palmetto's registration
                        statement on Form S-4 filed with the SEC on June 14,
                        1990)

      Exhibit No. 13    1995 Annual Report to Stockholders (Except for those
                        portions of the Annual Report which are expressly incorporated herein by reference, the Annual Report is furnished for the information of the SEC and is not deemed "filed" as part of this report)

      Exhibit No. 22    Subsidiaries

      (a)  Reports on Form 8-K - None.
           -------------------

      (b) Exhibits - All exhibits to this report are attached or incorporated
          --------
          by reference as stated above.

      (c) Financial Statement Schedules - None.
          -----------------------------

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 16, 1996.


                      FIRST PALMETTO FINANCIAL CORPORATION



                        By: /s/ Samuel R. Small
                           _______________________________________
                           Samuel R. Small
                           President, Chief Executive Officer and
                           Director
                           (Duly Authorized Representative)


   Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 16, 1996.



By: /s/ H. Davis Green, Jr.              By: /s/ Samuel R. Small
   ___________________________              ___________________________
   H. Davis Green, Jr.                      Samuel R. Small
   Chairman of the Board                    President, Chief Executive Officer
                                            and Director
                                            (Principal Executive Officer)


By: /s/ Steve G. Williams, Jr.           By: /s/ Pierce W. Cantey, Jr.
   ___________________________               __________________________
   Steve G. Williams, Jr.                    Pierce W. Cantey, Jr.
   Senior Vice President,Treasurer,          Director
   Chief Financial Officer, and Director
   (Principal Financial and Accounting
   Officer)


By: /s/ William R. Clyburn               By: /s/ James L. Creed
   ___________________________               __________________________
   William R. Clyburn                        James L. Creed
   Director                                  Director


By: /s/ Frank D. Goodale, Jr.            By: /s/ Donald H. Holland
   ___________________________               __________________________
   Frank D. Goodale, Jr.                     Donald H. Holland
   Director                                  Director


By: /s/ Charlie E. Nash                  By: /s/ Glenn G. Tucker
   ___________________________               __________________________
   Charlie E. Nash                           Glenn G. Tucker
   Director                                  Director

                               INDEX TO EXHIBITS

Exhibit

 3.1     Restated Certificate of Incorporation of First Palmetto
         Financial Corporation (incorporated by reference to Exhibit
         3.1 to First Palmetto's registration statement on Form S-4 filed with the SEC on June 14, 1990)

 3.2 Bylaws of First Palmetto Financial Corporation (incorporated by reference to Exhibit 3.2 to First Palmetto's registration statement on Form S-4 filed with the SEC on June 14, 1990)

10.1 Stock Option Plan of First Palmetto Financial Corporation (incorporated by reference to Exhibit 10.8 to First
         Palmetto's registration statement on Form S-4 filed with the SEC on June 14, 1990)

10.2     Agreement and Plan of Conversion and Reorganization
         (incorporated by reference to Exhibit 2.1 to First Palmetto's registration statement on Form S-4 filed with the SEC on June 14, 1990)

10.3     Amended and Restated Agreement and Plan of Merger dated
         June 12, 1990 (incorporated by reference to Exhibit 2.2
         to First Palmetto's registration statement on Form S-4
         filed with the SEC on June 14, 1990)

13 1996 Annual Report to Stockholders (Except for those portions of the Annual Report which are expressly incorporated herein by reference, the Annual Report is furnished for the information of the SEC and is not deemed "filed" as a part of this report.)

22       Subsidiaries