Form 10-K/A
period 1996-09-30
FIRST PALMETTO FINANCIAL CORP
filed 1997-01-28
CIK 864927

                                  FORM 10-K/A
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1996

                                 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to
                               ----------------     ----------------

Commission file number        0-18932
                        ---------------------

                     FIRST PALMETTO FINANCIAL CORPORATION
                     ------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                    57-0921284
-------------------------------         ---------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

407 DeKalb Street, Camden, South Carolina                29020
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)


     Registrant's telephone number, including area code:  (803) 432-1416.

      Securities registered pursuant to Section 12(b) of the Act:  None.

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES   x    NO
                                          -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The registrant's voting stock is not regularly and actively traded in any established market, and there are no regularly quoted bid and asked prices for the registrant's voting stock. As of November 1, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the most recent privately negotiated sales prices known to management, was approximately $13.4 million (406,514 shares at $33.00 per share). It is assumed, for purposes of this calculation, that all of the registrant's directors and executive officers and all stockholders beneficially owning more than 10% of the registrant's Common Stock are affiliates of the registrant.

As of November 1, 1996, there were issued and outstanding 693,010 shares of the registrant's common stock.

                      Documents Incorporated By Reference
Part II:
Annual Report to Stockholders for the year ended September 30, 1996.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant


                                                               Year
                                                               First      Year
                                                              Elected     Term
                             Age  Position(s) Held          Director(1)  Expires
                             ---  ----------------          -----------  -------

Samuel R. Small               49  President and Chief           1980        1997
                                  Executive Officer of
                                  First Palmetto and
                                  Chairman of the Board,
                                  President and Chief
                                  Executive Officer of
                                  the Bank

Pierce W. Cantey, Jr.         56  Director                      1996        1997

William R. Clyburn            60  Director                      1968        1997

James L. Creed                71  Director                      1970        1997

Charlie E. Nash               55  Director                      1983        1997

H. Davis Green, Jr.           59  Chairman of the Board of      1970        1998
                                  First Palmetto

Steve G. Williams, Jr.        40  Senior Vice President         1989        1998
                                  and Treasurer of
                                  First Palmetto and Senior
                                  Vice President Regulatory
                                  Administration/
                                  Communications of the Bank

Donald H. Holland             68  Director                      1971        1998

Glenn G. Tucker               47  Director                      1980        1998

Frank D. Goodale, Jr.         63  Director                      1979        1999

__________
(1) Year first elected as director of Palmetto State Savings Bank of South Carolina ("Palmetto State") or First Federal Savings and Loan Association of Camden ("First Federal"), the predecessors of First Palmetto Savings Bank, F.S.B. (the "Bank"), First Palmetto's wholly-owned subsidiary.

     The principal occupations and business experience for the past five years of each director and executive officers of First Palmetto is set forth below.

     Samuel R. Small has been President and Chief Executive Officer of First Palmetto and Chief Executive Officer of the Bank since First Federal merged with First Palmetto in October 1990. In October 1991, he became Chairman of the Board of the Bank. Previously, he had served as Vice Chairman of the Board of the Bank. Prior to the merger of First Federal and First Palmetto, Mr. Small served at various times as Executive Vice President, President, Chief Operating Officer and Chief Executive Officer of First Federal.

     Pierce W. Cantey, Jr. is the managing partner of Carswell, Cantey, Burch and Associates, LLP.

     William R. Clyburn is the retired general manager of H&H Chevrolet. He is the President of Bill Clyburn Realty, Inc.

     James L. Creed is retired. Previously, he was employed by D.J. Creed, Inc., a timber company in Camden.

     Charlie Nash is President of Charlie E. Nash Insurance Agency, Inc. in Camden.

     H. Davis Green, Jr. is an appraiser and the owner of H. Davis Green, Jr. Appraisals in Camden. Mr. Green has been Chairman of the Board of First Palmetto since October 1991. Previously, he had been Vice Chairman of the Board of First Palmetto since First Federal merged with First Palmetto in October 1990. Prior to that, he served at various times as President, Chief Executive Officer and Chairman of the Board of First Federal.

     Steve G. Williams, Jr. has been Senior Vice President and Treasurer of First Palmetto and Senior Vice President, Treasurer and Chief Financial Officer of First Palmetto since Palmetto State converted into First Palmetto and First Federal merged with First Palmetto in October 1990. Previously, Mr. Williams served at various times as Treasurer of First Palmetto and Vice President, Senior Vice President and Treasurer of Palmetto State.

     Donald H. Holland is a partner in the law firm of Holland, DuBose and Cushman in Camden. He has served as a South Carolina State Senator since 1969.

     Glenn G. Tucker is the co-publisher of the Chronicle-Independent in Camden.

     Frank D. Goodale, Jr. is a jeweler and owner of F. D. Goodale, a jewelry retailer in Camden.

Directors Emeritus

     H.B. Marshall, Jr. is self-employed by a life insurance company affiliated with the New York Life Insurance Company.

     Austin Sheheen, Sr. is a retired business executive. Previously Mr. Sheheen was President of Sheheen Texaco, Inc., a petroleum distributorship in Camden.

     William F. Tripp, Jr. is a retired plant manager of the E.I. DuPont de Nemours Textile Fibers Plant in Camden.

Item 11.  Executive Compensation

     The following table sets forth cash and noncash compensation awarded to or earned by the Chief Executive Officer of First Palmetto during fiscal 1996, 1995 and 1994.

                                                    SUMMARY COMPENSATION TABLE

 -----------------------------------------------------------------------------------------------------------------------------------

                                Annual Compensation                                 Long-Term Compensation
                             ------------------------------------------------------------------------------------
                                                                                    Awards               Payouts
                                                                           --------------------------------------
                                                               Other
                                                               Annual      Restricted      Securities               All Other
                                                               Compen-     Stock           Underlying     LTIP      Compen-
Name and                        Salary                Bonus    sation (2)  Awards(s)       Options/SARs   Payouts   sation (3)
Principal Position (1)    Year  ($)                   ($)      ($)         ($)                (#)            ($)       ($)
-----------------------------------------------------------------------------------------------------------------------------------
Samuel R. Small           1996   160,000                  --          --         --           --  (4)       --       8,400
  President and Chief     1995   120,000               5,800          --         --               --        --       6,000
  Executive Officer       1994   120,000              20,000          --         --               --        --       6,000
-----------------------------------------------------------------------------------------------------------------------------------

(1) No other executive officer earned in excess of $100,000 in salary and bonus in fiscal 1996, 1995 and 1994.

(2) Executive officers of First Palmetto receive indirect compensation in the form of certain perquisites and other personal benefits. The amount of such benefits in fiscal 1996, 1995 and 1994 by the named executive officer did not exceed 10% of the executive's annual salary and bonus.

(3)  Represents director's fees for each of fiscal 1996, 1995 and 1994.

(4)  No options were granted or outstanding during fiscal 1996.

Directors' Compensation

     During fiscal 1996, each director of the Bank received an annual fee of $8,400. Non-employee directors also receive a fee of $100 per committee meeting attended.

Report of the Compensation Committee

     As members of the Compensation Committee of the Bank, it is our duty to review compensation policies applicable to executive officers; to consider the relationship of corporate performance to that compensation; to recommend salary and bonus levels for executive officers for consideration by the Board of Directors of the Bank; and to administer various incentive plans of the Company and the Bank.

     Overview. Under the compensation policies of the Bank, which are endorsed by the Compensation Committee, compensation is paid based both on the executive officer's performance and the performance of the entire Company. In assessing the performance of the Company and the Bank for purposes of compensation decisions, the Compensation Committee considers a number of factors, including profits of the Company and the Bank during the past year relative to their profit plans, changes in the value of the Company's stock, reports of federal regulatory examinations of the Company and the Bank, growth, business plans for future periods, and regulatory capital levels. The Compensation Committee assesses individual executive performance based upon its determination of the officer's contributions to the performance of the Company and the Bank and the accomplishment of the Company's and the Bank's strategic goals. In assessing performance for the year ended September 30, 1996 and previous years, the members of the Committee did not make use of a mechanical weighting formula or use specific performance targets, but instead weighed the described factors as they deemed appropriate in the total circumstances.

     Base Salary. The 1996 salary levels of First Palmetto's senior officers were established in 1995 consistent with this compensation policy. In its 1995 review of base compensation, the Committee determined that the performance of Mr. Small in managing First Palmetto and the Bank was satisfactory, based upon the 1995 financial performance of the Corporation, including the growth in assets, income, and capitalization during 1995; the financial performance trends for 1995 and the preceding four years, which included growth in assets, net income, and stockholders' equity in each year; the results of confidential regulatory examinations; his continued involvement in community affairs in the communities served by the Bank; the Corporation's planned levels of financial performance for 1996; and a general level of satisfaction with the management of First Palmetto and the Bank. Based upon the results of this review, the salary of Mr. Small was established at $160,000 per year for 1996, which represented an increase of 33% over his 1995 base salary. This increase represented the first increase to Samuel R. Small since 1991.

     No member of the Compensation Committee is a former or current officer or employee of the Corporation or the Bank.


January 28, 1997

                              H. Davis Green

                              Donald H. Holland

                              Charlie E. Nash

                              Glenn G. Tucker

Stock Performance Comparisons

     The following graph shows the cumulative total return on the Common Stock of First Palmetto over the last five years, compared with the S & P 500 Index and a portfolio of all publicly traded thrifts and thrift holding companies. Cumulative total return on the stock or the index equals the total increase in value since September 30, 1991 assuming reinvestment of all dividends paid into the stock or the index, respectively. The graph was prepared assuming that $100 was invested on September 30, 1991 in the Common Stock, and the securities included in the indexes. There is not an established public trading market for the Common Stock.



                      CUMULATIVE TOTAL SHAREHOLDER RETURN
                 COMPARED WITH PERFORMANCE OF SELECTED INDEXES
                 September 30, 1991 through September 30, 1996

                                         Period Ending
                          ----------------------------------------------------------
Index                      9/30/91   9/30/92   9/30/93   9/30/94   9/30/95   9/30/96
------------------------------------------------------------------------------------
First Palmetto Financial
 Corp                       100.00    117.94    137.18    187.81    193.96    248.55
S&P 500                     100.00    111.05    125.49    130.11    168.82    203.13
Thrifts (All)               100.00    118.61    184.46    202.28    264.90    319.95

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

  The following table sets forth information as of September 30, 1996 with respect to the persons believed by First Palmetto to be the beneficial owners of more than five percent of the outstanding shares of Common Stock. This information is based upon the most recent Schedule 13D filed by such persons with the Securities and Exchange Commission or information provided to First Palmetto by such persons.

                                                        Percent
Name and Address          Amount and Nature of      of Common Stock
of Beneficial Owner       Beneficial Ownership (1)    Outstanding
-------------------       ------------------------  ----------------

Samuel R. Small                    81,660                11.78%
407 DeKalb Street
Camden, South Carolina

Glenn G. Tucker                    51,857                 7.48%
1510 Lytleton Street
Camden, South Carolina


------------
(1) For the definition of beneficial ownership and additional information with respect to the nature of the beneficial ownership, see footnote (1) to the table in "Stock Ownership of Management" below.


Security Ownership of Management

     The following table sets forth information as of September 30, 1996, with respect to the shares of Common Stock beneficially owned by each director of First Palmetto and by all directors and executive officers and the director emeritus of First Palmetto as a group. This information is based on information furnished to First Palmetto by such persons.

                                        Amount and Nature    Percent of
                                          of Beneficial     Common Stock
                                          Ownership (1)      Outstanding
                                        ------------------  -------------

Directors:
  Pierce W. Cantey, Jr.                       25,274            3.65%
  William R. Clyburn                           6,500             .94
  James L. Creed                              32,566            4.70
  Frank D. Goodale, Jr.                        6,140             .89
  H. Davis Green, Jr.                         26,399            3.81
  Donald H. Holland                           11,300            1.63
  Charlie E. Nash                             14,221            2.05
  Samuel R. Small                             81,660           11.78
  Glenn G. Tucker                             51,857            7.48
  Steve G. Williams, Jr.                      30,579            4.41

All Directors and Executive Officers
 as a Group (11 persons)                     286,496           41.34

                                                      Footnote on following page

--------------
(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is considered the beneficial owner of any shares of Common Stock
     (a) over which he has or shares voting or investment power or (b) of which he has the right to acquire beneficial ownership at any time within 60 days of September 30, 1996. As used herein, "voting power" is the power to vote or direct the vote of shares, and "investment power" is the power to dispose or direct the disposition of shares. This table includes shares owned directly by directors and officers of First Palmetto as well as shares held by their spouses and minor children and trusts of which certain of them are trustees, but does not include shares held or beneficially owned by other relatives as to which they disclaim beneficial ownership.


Item 13.  Certain Relationships and Related Transactions

     First Palmetto and the Bank have had, and expect to have in the future, transactions in the ordinary course of business with directors and executive officers and members of their immediate families, as well as with principal stockholders. All loans included in such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with non-affiliated persons. It is the belief of management that such loans neither involved more than the normal risk of collectibility nor presented other unfavorable features.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.


                                   FIRST PALMETTO FINANCIAL CORPORATION



Date:  January 28, 1997            By: /s/ Samuel R. Small
                                       -------------------
                                       Samuel R. Small
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)