Form 10-Q
period 1996-12-31
FIRST PALMETTO FINANCIAL CORP
filed 1997-02-14
CIK 864927

                                   FORM 10-Q
                                   ---------

                       SECURITIES and EXCHANGE COMMISSION
                       ----------------------------------

                            WASHINGTON, D.C.  20549
                            -----------------------


                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                              Federal Home Loan Bank
December 31, 1996                                  Docket Number 1509



                      FIRST PALMETTO FINANCIAL CORPORATION
                      ------------------------------------

             (Exact Name of Registrant As Specified In Its Charter)



          Delaware                                         57-0921284
-----------------------------                   --------------------------------
  (State of Incorporation)                      (I.R.S. Employer Identification
                                                 Number)


407 DeKalb Street
Camden, South Carolina 29020                            (803) 432-2265
-----------------------------                   --------------------------------
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

                 (1) Yes  X    No
                         ---      ---

                 (2) Yes  X    No
                         ---      ---


Number of shares of common stock outstanding as of February 5, 1997  693,010
                                                                     -------

                                     INDEX
                                     -----



Part I - Financial Information                                    Page
------                                                            ----


Consolidated Statement of Financial Condition as of
 December 31, 1996 and September 30, 1996                            1


Consolidated Statement of Income for the Three Months
 Ended December 31, 1996 and 1995                                    2


Consolidated Statement of Cash Flows for the
 Three Months Ended December 31, 1996 and 1995                     3-4


Notes to Consolidated Financial Statements                           5


Management's Discussion and Analysis of Financial
 Condition and Results of Operations                               6-8


Part II - Other Information                                          9
-------

Signatures                                                          10
----------

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
           CONSOLIDATED STATEMENT of FINANCIAL CONDITION (UNAUDITED)


                                                                   December 31,   September 30,
                                                                           1996            1996
                                                                    -----------     -----------
ASSETS                                                                   (In thousands)
 Cash and due from banks                                            $     6,088     $     8,867
 Interest-bearing deposits in other banks                                 7,276          13,649
 Certificates of deposit in other banks                                     399             399
 Available-for-sale securities (cost of
  $595 at December 31, 1996 and
  September 30, 1996)                                                       997             997
 Investment securities (market value of
  $48,274 and $47,096 at December 31,
  1996 and September 30, 1996, respectively)                             47,752          46,607
 Mortgage-backed securities held for investment
  (market value of $31,965 and $32,788 at
  December 31, 1996 and September 30, 1996,
  respectively)                                                          31,876          33,010
 Loans, net of allowance for loan losses of
  $2,466 and $2,364 at December 31, 1996
  and September 30, 1996, respectively                                  234,590         227,209
 Accrued interest receivable                                              2,560           2,380
 Real estate acquired in settlement of loans                                291             480
 Stock in Federal Home Loan Bank (FHLB)                                   2,122           2,122
 Premises and equipment                                                   5,169           5,117
 Intangible assets                                                        2,392           2,623
 Prepaid expenses and other assets                                          824           1,087
                                                                    -----------     -----------
          Total assets                                              $   342,336     $   344,547
                                                                    ===========     ===========

LIABILITIES and STOCKHOLDERS'
 EQUITY
 Deposits                                                           $   288,666     $   288,157
 FHLB advances                                                           30,050          32,550
 Accrued expenses and other
  liabilities                                                             2,586           3,632
                                                                    -----------     -----------
          Total liabilities                                             321,302         324,339
                                                                    -----------     -----------
Stockholders' equity
 Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding                                     -               -
 Common stock, $.01 par value, 1,500,000 shares
  authorized, 733,014 shares issued at
  December 31, 1996 and September 30, 1996                                    7               7
 Additional paid-in capital                                               6,080           6,080
 Retained earnings, substantially restricted                             15,305          14,474
 Unrealized gain on available-for-sale securities                           267             272
 Treasury stock, at cost (40,004 shares at
  December 31, 1996 and September 30, 1996)                                (625)           (625)
                                                                    -----------     -----------
          Total stockholders' equity                                     21,034          20,208
                                                                    -----------     -----------
Commitments
          Total liabilities and stockholders' equity                $   342,336     $   344,547
                                                                    ===========     ===========


                See Notes to Consolidated Financial Statements


                                      (1)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                  CONSOLIDATED STATEMENT of INCOME (UNAUDITED)

                                      Three Months      Three Months
                                             Ended             Ended
                                      December 31,      December 31,
                                             1996               1995
                                      ------------      ------------
                                      (In thousands, except per share
                                        and number of shares data)
Interest income:
 Loans                                $      5,180      $      4,664
 Investment securities                         801               898
 Mortgage-backed securities                    544               653
 Other                                         221               142
                                      ------------      ------------
      Total interest income                  6,746             6,357
                                      ------------      ------------
Interest expense:
 Deposits                                    3,202             3,119
 FHLB advances                                 448               449
                                      ------------      ------------
      Total interest expense                 3,650             3,568
                                      ------------      ------------
 Net interest income                         3,096             2,789
 Provision for loan losses                     125                75
                                      ------------      ------------
 Net interest income after
  provision for loan losses                  2,971             2,714
                                      ------------      ------------
Other income:
 Service charges                               287               291
 Loan servicing                                116               127
 Gain on sales of loans                         33                32
 Miscellaneous                                 300                58
                                      ------------      ------------
      Total other income                       736               508
                                      ------------      ------------
Other expense:
 Compensation and fringe
  benefits                                     968               914
 Net occupancy                                 255               225
 Data processing fees                          229               229
 Amortization of
  intangible assets                            232               142
 Federal and other
  insurance premiums                           156               113
 Telephone, postage, and
  supplies                                     125               130
 Miscellaneous                                 401               333
                                      ------------      ------------
      Total other expense                    2,366             2,086
                                      ------------      ------------

Income before income taxes                   1,341             1,136
Income taxes                                   510               400
                                      ------------      ------------

Net income                            $        831      $        736
                                      ------------      ------------
Earnings per share                    $       1.20      $       1.06
                                      ------------      ------------

Weighted average number of
 shares                                    693,010           693,018
                                      ------------      ------------

                See Notes to Consolidated Financial Statements

                                      (2)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                CONSOLIDATED STATEMENT of CASH FLOWS (UNAUDITED)

                                                  Three Months        Three Months
                                                         Ended               Ended
                                                  December 31,        December 31,
                                                          1996                1995
                                                  ------------        ------------
Cash flows from operating activities:                       (In thousands)
 Net income                                       $        831        $        736
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities
    Decrease in deferred loan fees, net                    (15)                 (7)
    Accretion and amortization of investment
     discounts and premiums, net                           (64)                (50)
    Provision for loan losses                              125                  75
    Gain on sale of loans                                  (33)                (32)
    Depreciation                                           126                  76
    Amortization of intangible assets                      232                 142
    Proceeds from sale of loans                          2,053               5,344
    Originations and principal repayments of
     loans held for sale, net                           (2,020)             (5,312)
    Increase in accrued interest receivable               (181)               (335)
    Decrease in prepaid expenses and other assets          261                 172
    Decrease in accrued expenses and
     other liabilities                                  (1,047)             (1,225)
                                                  ------------        ------------
      Net cash provided by (used in)
       operating activities                                268                (416)
                                                  ------------        ------------
Cash flows from investing activities:
 Proceeds from maturities of investment securities       3,000               3,000
 Purchases of investment securities                     (4,086)                  -
 Principal repayments on mortgage-backed securities      1,135               1,713
 Net increase in loans                                  (7,491)             (7,790)
 Proceeds from sale of real estate acquired in
  settlement of loans                                      190                  32
 Capital expenditures for premises and equipment          (176)                (51)
                                                  ------------        ------------
      Net cash used in investing activities             (7,428)             (3,096)
                                                  ------------        ------------
Cash flows from financing activities:
 Net increase in deposits                                  508               2,572
 Proceeds from FHLB advances                                 -               7,000
 Repayments of FHLB advances                            (2,500)             (5,500)
 Purchase of common stock                                    -                  (4)
                                                  ------------        ------------
      Net cash provided by (used in) financing
       activities                                       (1,992)              4,068
                                                  ------------        ------------
      Net increase (decrease) in cash and
       cash equivalents                                 (9,152)                556

      Cash and cash equivalents at beginning
       of year                                          22,516              12,979
                                                  ------------        ------------

      Cash and cash equivalents at end of year    $     13,364        $     13,535
                                                  ------------        ------------


                See Notes to Consolidated Financial Statements

                                      (3)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                CONSOLIDATED STATEMENT of CASH FLOWS (UNAUDITED)

                                                      Three Months       Three Months
                                                             Ended              Ended
                                                      December 31,       December 31,
                                                              1996               1995
                                                      ------------       ------------
                                                              (In thousands)
Supplemental disclosures of cash flow information:

 Cash paid during the period for:
       Interest                                       $      3,564       $      3,569
                                                      ------------       ------------

       Income taxes                                   $         36       $         39
                                                      ------------       ------------

Supplemental schedule of noncash investing and financing activities:

 Decrease in unrealized gain on
  available-for-sale securities                       $        -0-       $         13
                                                      ------------       ------------



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

                                      (5)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
              ---------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Financial Condition
-------------------

Total assets remained relatively stable amounting to $342.3 million at December 31, 1996 as compared to $344.5 million at September 30, 1996.

Interest-bearing deposits in other banks decreased by $6.4 million, or 46.7%, and loans receivable increased by $7.4 million from $227.2 million to $234.6 million. This increase in loans is primarily attributable to increased real estate mortgage loan demand.

The following table sets forth selected data relating to the composition of First Palmetto's loan portfolio at the dates indicated.

                                              December 31,       September 30,
                                                      1996                1996
                                               -----------         -----------
                                                      (In thousands)

    Real Estate
      Mortgage                                 $   192,975         $   185,198
      Construction                                   6,813               8,695
    Consumer                                        27,404              27,847
    Commercial business                             12,657              12,578

    Less:
    Undisbursed loan
     proceeds                                        2,523               4,461
    Deferred loan fees                                 270                 284
    Allowance for loan losses                        2,466               2,364
                                               -----------         -----------

      Total                                    $   234,590         $   227,209
                                               ===========         ===========

As of December 31, 1996, and September 30, 1996, there were no concentrations of loans in any types of industry which exceeded 10% of First Palmetto's total loans that are not disclosed as a loan category.

Loans are placed on non-accrual status when, in the opinion of management, the collection of interest is doubtful. As of December 31, 1996 and September 30, 1996, the Bank had non-accrual loans in the amount of $1,591,000 and $984,000, respectively. The increase is primarily related to one real estate loan in the amount of $347,000, which has been adequately reserved for in the allowance for loan losses. Interest income that was foregone on the non-accrual loans that would have been recorded if the loans had been current in accordance with their original terms amounted to $101,000 and $95,000 at December 31, 1996 and September 30, 1996, respectively. Interest income recognized on non-accrual loans amounted to $25,000 and $52,000 for the periods ended December 31, 1996 and September 30, 1996, respectively.

There were no loans which were not classified as non-accrual or restructured at December 31, 1996 or September 30, 1996 which may be so classified in the near future because of management concerns as to the ability of the borrowers to comply with repayment terms.

Deposits remained stable at $288.7 million at December 31, 1996 and $288.2 million at September 30, 1996.

                                      (6)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
              ---------------------------------------------------


Federal Home Loan Bank advances decreased to $30.1 million at December 31, 1996, from $32.6 million at September 30, 1996.

Stockholders' Equity increased by $826,000 which equaled net income for the period of $831,000 plus a decrease in unrealized gain on available-for-sale investments of $5,000. Book value per share at December 31, 1996, was $30.35 as compared to $29.16 at September 30, 1996.

Results of Operations
---------------------

Interest income for the three months ended December 31, 1996, amounted to $6.7 million as compared to $6.4 million for the three months ended December 31, 1995. The increase in interest income equaled $389,000 or 6.1%. The primary reason for the increase was an increase in the volume of loans for the comparative periods. Additionally, the Bank's mix changed in the comparative periods so that more of the Bank's assets were in the higher interest-earning categories. Interest expense for the three months ended December 31, 1996, amounted to $3.6 million as compared to $3.6 million for the comparative three month period of 1995. Net interest income for the 1996 period was $3.0 million as compared to $2.7 million for the 1995 period. The increase of $257.000 equaled 9.5%.

The following table sets forth analysis of First Palmetto's allowance for loan losses for the period indicated.

                                                       Three Months         Three Months
                                                              Ended               Ended         Year Ended
                                                       December 31,         December 31,     September 30,
                                                               1995                 1996              1996
                                                        -----------          -----------       -----------
       Balance at beginning of                                         (In thousands)
        period                                          $     1,800          $     2,364       $     1,800
                                                        -----------          -----------       -----------
       Loans charged off:
          Real estate                                             -                    -                63
          Consumer                                               27                   42               220
          Commercial                                              -                    -               284
                                                        -----------          -----------       -----------
               Total charge-offs                                 27                   42               567
                                                        -----------          -----------       -----------
       Recoveries                                                34                   19               246
                                                        -----------          -----------       -----------
       Provision for loan                                        75                  125               885
                                                        -----------          -----------       -----------
       Balance at end of                                $     1,882          $     2,466       $     2,364
                                                        -----------          -----------       -----------

       Ratio of net charge-offs to
        average loans outstanding
        during the period                                    (.004%)               .010%              .15%
                                                        -----------          -----------       -----------

Management of First Palmetto continually reviews the adequacy of the allowance for loan losses. Factors considered in evaluating the adequacy of the allowance for loan losses include specific reviews of delinquent loans and other loans with known problems, composition of First Palmetto's loan portfolio, general economic conditions which may affect the borrower's ability to repay and the value of the collateral and other factors affecting the loan portfolio.

Other income for the two comparative periods increased by $228,000 totaling $736,000 for the 1996 period and $508,000 for the 1995 period. The primary reason for the increase was from the gain on a sale of a branch office in the three month period ended December 31, 1996.

                                      (7)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
              ---------------------------------------------------


Other expenses increased $280,000, amounting to $2.4 million for the three months ended December 31, 1996, from $2.1 million for the three months ended December 31, 1995. Increases in operating expenses were primarily related to compensation and other fringe benefits as a result of normal salary increases. All categories which increased resulted from higher operating expenses from an increase in the average number of branches for the comparative periods.

Earnings per share, using the weighted average method, were $1.20 for the 1996 period compared to $1.06 for the 1995 period.

The effective tax rate for the 1996 period was 38.0% as compared to 35.2% for the 1995 periods.

Liquidity
---------

First Palmetto's liquidity ratio as defined by the Federal Home Loan Bank Regulations was 13.5% for December 31, 1996 which exceeded the 5% regulatory requirements. First Palmetto does not know of any demands, commitments, events or uncertainties that would have a materially adverse effect on its liquidity. Customer deposits, loan principal repayments, loan sales and Federal Home Loan Bank advances are the primary sources of First Palmetto's liquidity, and it is anticipated that these will be adequate to meet First Palmetto's needs.

Capital Resources
-----------------

First Palmetto does not presently have any material commitments for capital expenditures.

Regulatory Capital Requirements
-------------------------------

The following table sets forth the Bank's capital position relative to its various minimum regulatory capital requirements at December 31, 1996.

                                                                       Percent of
                                                         Amount        Assets (a)
                                                   ------------      ------------
                                                       (Dollars in thousands)

          Tangible Capital                         $     17,286              5.1%
          Tangible Capital Requirement                    5,081              1.5
                                                   ------------      ------------
            Excess                                 $     12,205              3.6%
                                                   ============      ============

          Core Capital                             $     18,092              5.3%
          Core Capital Requirement                       10,188              3.0
                                                   ------------      ------------
            Excess                                 $      7,904              2.3%
                                                   ============      ============
          Total Capital (i.e., Core and
           Supplementary Capital)                  $     20,556             10.3%
          Risk-Based Capital Requirement                 16,034              8.0
                                                   ------------      ------------
            Excess                                 $      4,522              2.3%
                                                   ============      ============

    (a) Percent of adjusted total assets for the purposes of the tangible and core capital requirements and risk-weighted assets for the purpose of the risk-based capital requirement.

                                      (8)

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

  None


Item 5.  Other Materially Important Events
         ---------------------------------

  None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

  None

                                      (9)

                                   Signatures
                                   ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  First Palmetto Financial Corporation
                                  ------------------------------------




DATED:       2/11/97              By:   /s/ Samuel R. Small
        ------------------           ----------------------------------------
                                     Samuel R. Small
                                     President and Chief Executive Officer



DATED:       2/11/97              By:   /s/ Steve G. Williams, Jr.
        ------------------           ----------------------------------------
                                     Steve G. Williams, Jr.
                                     Chief Financial Officer

                                      (10)