Form 10-Q
period 1997-03-31
FIRST PALMETTO FINANCIAL CORP
filed 1997-05-14
CIK 864927

                                   FORM 10-Q

                       SECURITIES and EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For the Quarter Ended                                     Federal Home Loan Bank
March 31, 1997                                            Docket Number 1509



                     FIRST PALMETTO FINANCIAL CORPORATION
                     ------------------------------------

            (Exact Name of Registrant As Specified In Its Charter)



          Delaware                                      57-0921284
-------------------------------             -----------------------------------

(State of Incorporation)                 (I.R.S. Employer Identification Number)


407 DeKalb Street
Camden, South Carolina 29020                         (803) 432-2265
-------------------------------             -----------------------------------

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

                (1) Yes  X   No
                        ----    ----

                (2) Yes  X   No
                        ----    ----


Number of shares of common stock outstanding as of May 9, 1997  693,010.
                                                                -------

                                     INDEX
                                     -----


Part I - Financial Information                                        Page
-------                                                               ----
Consolidated Statement of Financial Condition as of
  March 31, 1997 and September 30, 1996                                1


Consolidated Statement of Income for the Three Months
  Ended March 31, 1997 and 1996 and the Six Months Ended
  March 31, 1997 and 1996                                              2


Consolidated Statement of Cash Flows for the
  Six Months Ended March 31, 1997 and 1996                           3-4


Notes to Consolidated Financial Statements                             5


Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                6-9


Part II- Other Information                                            10
-------

Signatures                                                            11
----------

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
           CONSOLIDATED STATEMENT of FINANCIAL CONDITION (UNAUDITED)

                                                                                       March 31,     September 30,
                                                                                            1997              1996
                                                                                    ------------       -----------
ASSETS                                                                                      (In thousands)
  Cash and due from banks                                                           $      7,216       $     8,867
  Interest-bearing deposits in other banks                                                16,742            13,649
  Certificates of deposit in other banks                                                     399               399
  Available-for-sale securities (cost of $422 and
    $595 at March 31, 1997 and at September
    30, 1996, respectively)                                                                  663               997
  Investment securities (market value of $47,014
    and $47,096 at March 31, 1997 and September
    30, 1996, respectively)                                                               46,850            46,607
  Mortgage-backed securities held for investment (market
    value of $32,068 and $32,788 at March 31, 1997
    and September 30, 1996, respectively)                                                 32,374            33,010
  Loans, net of allowance for loan losses of $2,606
    and $2,364 at March 31, 1997 and September 30,
    1996, respectively                                                                   239,138           227,209
  Accrued interest receivable                                                              2,607             2,380
  Real estate acquired in settlement of loans                                                164               480
  Stock in Federal Home Loan Bank ("FHLB")                                                 2,030             2,122
  Premises and equipment                                                                   5,431             5,117
  Intangible assets                                                                        2,270             2,623
  Prepaid expenses and other assets                                                          910             1,087
                                                                                        --------          --------
            Total assets                                                                $356,794          $344,547
                                                                                        ========          ========

LIABILITIES and STOCKHOLDERS' EQUITY
  Deposits                                                                              $304,084          $288,157
  FHLB advances                                                                           28,050            32,550
  Accrued expenses and other liabilities                                                   2,872             3,632
                                                                                        --------          --------
            Total liabilities                                                            335,006           324,339
                                                                                        --------          --------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 500,000 shares
    authorized, none issued and outstanding                                                    -                 -
  Common stock, $.01 par value, 1,500,000 shares
    authorized, 733,014 shares issued at March 31,
    1997 and September 30, 1996                                                                7                 7
  Additional paid-in capital                                                               6,080             6,080
  Retained earnings, substantially restricted                                             16,165            14,474
  Unrealized gain on available-for-sale securities                                           161               272
  Treasury stock, at cost (40,004 shares at March 31,
    1997 and September 30, 1996)                                                            (625)             (625)
                                                                                        --------          --------
            Total stockholders' equity                                                    21,788            20,208
                                                                                        --------          --------
            Total liabilities and stockholders' equity                                  $356,794          $344,547
                                                                                        ========          ========


                See Notes to Consolidated Financial Statements

                                      (1)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                 CONSOLIDATED STATEMENT of INCOME (UNAUDITED)

                                     Three Months    Three Months    Six Months    Six Months
                                            Ended           Ended         Ended         Ended
                                         March 31,       March 31,     March 31,     March 31,
                                              1997            1997          1997          1997
                                       -----------     -----------    ----------    ----------
                                      (In thousands, except per share and number of shares data)
Interest income                           $  5,246        $  4,832     $ 10,426        $  9,496
 Loans                                         787             871        1,588           1,769
 Investments securities                        540             627        1,084           1,280
 Mortgage-backed securities                    198             191          419             333
 Other
                                          --------        --------     --------        --------
   Total interest income                     6,771           6,521       13,517          12,878
                                          --------        --------     --------        --------
Interest expense
 Deposits                                    3,231           3,097        6,433           6,216
 FHLB advances                                 402             488          850             937
                                          --------        --------     --------        --------
   Total interest expense                    3,633           3,585        7,283           7,153
                                          --------        --------     --------        --------
 Net interest income                         3,138           2,936        6,234           5,725
 Provision for loan losses                     365             145          490             220
                                          --------        --------     --------        --------
 Net interest income after
 provision for loan losses                   2,773           2,791        5,744           5,505
                                          --------        --------     --------        --------
Other income
 Service charges                               292             284          579             575
 Loan servicing                                123             121          239             248
 Gain on sale of loans                          37              28           70              60
 Gain on sale of
  available-for-sale securities                254               -          254               -
 Miscellaneous                                  87             343          387             401
                                          --------        --------     --------        --------
                                               793             776        1,529           1,284
 Total other income                       --------        --------     --------        --------

Other expense

 Compensation and fringe benefits              986             933        1,954           1,847
 Net occupancy                                 247             241          502             466
 Data processing fees                          170             204          399             433
 Amortization of tangible assets               121             143          353             285
 Federal and other insurance premiums           52             136          208             249
 Telephone, postage, and supplies              152             112          277             242

 Miscellaneous                                 510             338          911             670
                                          --------        --------     --------        --------
   Total other expense                       2,238           2,107        4,604           4,192
                                          --------        --------     --------        --------
Income before income taxes                   1,328           1,460        2,669           2,597
Income taxes                                   468             514          978             914
                                          --------        --------     --------        --------
NET INCOME                                $    860        $    946     $  1,691        $  1,683
                                          ========        ========     ========        ========

EARNINGS PER SHARE                        $   1.24        $   1.37     $   2.44        $   2.43
                                          ========        ========     ========        ========

Weighted average number of shares          693,010         693,014      693,010         693,014
                                          ========        ========     ========        ========

                See notes to Consolidated Financial Statements

                                      (2)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                CONSOLIDATED STATEMENT of CASH FLOWS (UNAUDITED)

                                                       Six Months   Six Months
                                                            Ended        Ended
                                                        March 31,    March 31,
                                                             1997         1996
                                                       ----------   ----------
                                                           (In thousands)
Cash flows from operating activities:
 Net income                                            $    1,691   $    1,683
 Adjustments to reconcile net income to net
  cash provided by operating activities
     Gain on sale of available-for-sale securities           (254)           -
     Accretion and amortization of investment
      discounts and premiums (net)                           (128)        (111)
     Decrease in deferred loan fees (net)                     (11)         (16)
     Provision for loan losses                                490          220
     Gain on sale of loans                                    (70)         (60)
     Gain on sale of real estate
      acquired in settlement of loans                         (38)         (75)
     Depreciation                                             204          169
     Amortization of intangible assets                        353          285
     Proceeds from sale of loans                            4,222       10,107
     Originations and principal repayments of
      loans held for sale (net)                            (4,152)     (10,047)
     Increase in accrued interest receivable                 (228)        (188)
     (Increase) decrease in prepaid expenses and other
       assets                                                 235          (10)
     Decrease in accrued expenses and other liabilities      (760)        (957)
                                                       ----------   ----------
Net cash provided by operating activities                   1,554        1,000
                                                       ----------   ----------

Cash flows from investing activities:
 Proceeds from sale of available-for-sale securities          426            -
 Proceeds from maturities of investment securities          6,000        6,000
 Purchases of investment securities                        (6,124)           -
 Purchases of mortgage-backed securities                   (1,568)           -
 Principal repayments on mortgage-backed
  securities                                                2,204        3,408
 Net increase in loans                                    (12,482)     (15,905)
 Decrease in FHLB stock                                        93            -
 Proceeds from sale of real estate acquired
  in settlement of loans                                      428          883
 Capital expenditures for premises and equipment             (515)      (1,121)
                                                       ----------   ----------
Net cash used in investing activities                     (11,538)      (6,735)
                                                       ----------   ----------

                See Notes to Consolidated Financial Statements

                                      (3)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                CONSOLIDATED STATEMENT of CASH FLOWS (UNAUDITED)


                                                        Six Months   Six Months
                                                             Ended        Ended
                                                         March 31,    March 31,
                                                              1997         1996
                                                        ----------   ----------
                                                             (In thousands)
Cash flows from financing activities:
 Net increase in deposits                                   15,926       13,078
 Proceeds from FHLB advances                                     -       11,000
 Repayment of FHLB advances                                 (4,500)      (9,200)
 Purchase of common stock                                        -           (4)
                                                        ----------   ----------
        Net cash provided by financing activities           11,426       14,874
                                                        ----------   ----------

        Net increase in cash and cash equivalents            1,442        9,139
        Cash and cash equivalents at beginning of the
           period                                           22,516       12,979
                                                        ----------   ----------

        Cash and cash equivalents at end of the period  $   23,958   $   22,118
                                                        ==========   ==========

Supplemental disclosures of cash flow information:

 Cash paid during the year for:
    Interest (net of capitalization)                    $    7,229   $    7,158
                                                        ==========   ==========

    Income taxes                                        $      607   $      832
                                                        ==========   ==========


Supplemental schedule of noncash operating, investing and financing activities:

    Loans transferred to real estate acquired in
     settlement of loans                                $       74   $      -0-
                                                        ==========   ==========

    Decrease in unrealized gain on available for
     sale securities                                    $       73   $       78
                                                        ==========   ==========

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


                                      (5)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
              ---------------------------------------------------

Management's Discussion and Analysis of Financial Conditions and Results of
---------------------------------------------------------------------------
Operations
----------

Financial Condition
-------------------

Total Assets at March 31, 1997 amounted to $356.8 million as compared to $344.5 million at September 30, 1996, a increase of $12.3 million or 3.6%.

Loans receivable increased by $11.9 million or 5.2% from $227.2 million to $239.1 million. This increase in loans is primarily attributable to increased real estate mortgage loan demand.

The following table sets forth selected data relating to the composition of the Bank's loan portfolio at the dates indicated.


                                March 31,  September 30,
                                     1997           1996
                                ---------  -------------
                                     (In thousands)
   Real Estate
      Mortgage                   $199,810       $185,198
      Construction                  5,275          8,695
   Consumer                        27,892         27,847
   Commercial business             13,149         12,578

   Less:
   Undisbursed loan proceeds        4,109          4,461
   Deferred loan fees                 273            284
   Allowance for loan losses        2,606          2,364
                                 --------       --------

      Total                      $239,138       $227,209
                                 ========       ========

As of March 31, 1997 and September 30, 1996, there were no concentrations of loans in any types of industry which exceeded 10% of the Bank's total loans that are not disclosed as a loan category.

Loans are placed on non-accrual status when, in the opinion of management, the collection of interest is doubtful. As of March 31, 1997 and September 30, 1996, the Bank had non-accrual loans in the amount of $1,664,000 and $984,000, respectively. Interest income that was foregone on the non-accrual loans that would have been recorded if the loans had been current in accordance with their original terms amounted to $111,000 and $95,000 at March 31, 1997 and September 30, 1996, respectively. Interest income recognized on non-accrual loans amounted to $35,000 and $52,000 for the periods ended March 31, 1997 and September 30, 1996, respectively.

There were no loans which were not classified as non-accrual or restructured at March 31, 1997 or September 30, 1996 which may be so classified in the near future because of management concerns as to the ability of the borrowers to comply with repayment terms.

                                      (6)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
              ---------------------------------------------------

Deposits increased by $15.9 million or 5.5% during the six month period to $304.1 million at March 31, 1997 from $288.2 million at September 30, 1996.

FHLB advances decreased to $28.0 million at March 31, 1997, from $32.5 million at September 30, 1996.

Stockholders' Equity increased by $1.6 million which equaled net income for the period of $1.7 million less a decrease in unrealized gain on available for sale investments of $111,000. Book value per share at March 31, 1997, was $31.44 as compared to $29.16 at September 30, 1996.

Results of Operations
---------------------

Interest income for the six months ended March 31, 1997, amounted to $13.5 million as compared to $12.9 million for the six months ended March 31, 1996. The increase in interest income equaled $639,000 or 5.0%. The primary reason was an increase in interest-earning assets. Interest expense for the six months ended March 31, 1997, amounted to $7.3 million as compared to $7.2 million for the comparative six month period of 1996. The increase in interest expense equaled $130,000 or 1.8%. Interest on deposits increased by $217,000 or 3.5% due to an increase in interest-bearing liabilities. Interest on FHLB advances for the 1997 period was $850,000 as compared to $937,000 for the 1996 period. Net interest income for the 1997 period was $6.2 million as compared to $5.7 million for the 1996 period. The increase of $509,000 equaled 8.9%.

The following table sets forth an analysis of the Bank's allowance for loan losses for the period indicated.


                                  Six Months   Six Months
                                       Ended        Ended      Year Ended
                                   March 31,    March 31,   September 30,
                                        1996         1997            1996
                                  ----------   ----------   -------------
                                             (In thousands)
Balance at beginning of period    $    1,800   $    2,364   $       1,800
                                  ----------   ----------   -------------

   Loans charged off:
      Real estate                         27          260              63
      Consumer                            68           83             220
      Commercial                          19           12             284
                                  ----------   ----------   -------------
         Total charge-offs               114          355             567
                                  ----------   ----------   -------------
   Recoveries                             40          107             246
                                  ----------   ----------   -------------

   Provision for loan losses             220          490             885
                                  ----------   ----------   -------------
   Balance at end of period       $    1,946   $    2,606   $       2,364
                                  ==========   ==========   =============

   Ratio of net charge-offs to
    average loans outstanding
    during the period                   .04%         .11%            .15%
                                  ==========   ==========   =============

                                      (7)

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

Other income for the two comparative periods increased by $245,000, equaling $1.5 million for the 1997 period and $1.3 million for the 1996 period. The primary reason for the increase was a gain of $254,000 in the 1997 period as a result of the sale of available-for-sale securities.

Other expenses increased $412,000, amounting to $4.6 million for the six months ended March 31, 1997, and $4.2 million for the six months ended March 31, 1996. Increases in operating expenses were primarily related to compensation and other fringe benefits due to increased salaries accounted for by the addition of several employees with branch openings and to normal salary increases. Other categories increased due to increased operating expenses from branch openings in 1996.

Earnings per share, using the weighted average method, were $2.44 for the 1997 period compared to $2.43 for the 1996 period.

The effective tax rate for the 1997 period was 36.6% as compared to 35.2% for the 1996 period.

Interest income for the three months ended March 31, 1997 amounted to $6.8 million as compared to $6.5 million for the three months ended March 31, 1996. The increase in interest income is primarily attributable to an increase in the volume of interest-earning assets. Interest expense amounted to $3.6 million for the 1997 period as compared to $3.6 million for the 1996 period.

Management makes provisions for loan losses in amounts sufficient to maintain the Bank's allowance for loan losses at adequate amounts to provide for estimated potential losses in the loan portfolio. Management provided $365,000 in the 1997 period as compared to $145,000 in the 1996 period. During the 1997 period, the Bank experienced several large loan losses which were provided for in this period.

Other income increased to $793,000 for the 1997 period compared to $776,000 for the 1996 period. In the 1997 period, the Bank realized a gain on the sale of available-for-sale securities in the amount of $254,000. The 1996 increase was attributable to the deposit premium received from the sale of a branch in the 1996 period.

Other expenses remained stable during the comparative periods amounting to $2.2 million for the 1997 period as compared to $2.1 million for the 1996 period.

The effective tax rate for the 1997 period was 35.2% as compared to 35.2% for the 1996 period.

                                      (8)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
              ---------------------------------------------------

Liquidity
---------

The Bank's liquidity ratio as defined by the Federal Home Loan Bank Regulations was 13% for March 31, 1997, which exceeded the 5% regulatory requirements. The Bank does not know of any demands, commitments, events or uncertainties that would have a materially adverse effect on its liquidity. Customer deposits, loan principal repayments, loan sales and Federal Home Loan Bank advances are the primary sources of the Bank's liquidity, and it is anticipated that these will be adequate to meet the Bank's needs.

Capital Resources
-----------------

The Bank does not presently have any material commitments for capital expenditures.

Regulatory Capital Requirements
-------------------------------

The following table sets forth the Bank's capital position relative to its various minimum regulatory capital requirements at March 31, 1997.

                                              Percent of
                                     Amount   Assets (a)
                                  ---------   ----------
                                  (Dollars in thousands)
Tangible Capital                    $18,105         5.1%
Tangible Capital Requirement          5,309         1.5
                                  ---------   ----------
  Excess                            $12,796         3.6%
                                  =========   ==========

Core Capital                        $18,864         5.3%
Core Capital Requirement             10,646         3.0
                                  ---------   ----------
  Excess                            $ 8,218         2.3%
                                  =========   ==========

Total Capital (i.e., Core and
 Supplementary Capital)             $21,424        10.5%
Risk-Based Capital Requirement       16,376         8.0
                                  ---------   ----------
  Excess                            $ 5,048         2.5%
                                  =========   ==========

(a) Percent of adjusted total assets for the purposes of the tangible and core capital requirements and risk-weighted assets for the purpose of the risk-based capital requirement.

                                      (9)

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

                                     (10)

                                   Signatures
                                   ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         First Palmetto Financial Corporation



DATED:           5/12/97                 By: /s/ Samuel R. Small
            -------------------             ----------------------
                                            Samuel R. Small
                                            President and Chief Executive
                                             Officer



DATED:           5/12/97                 By: /s/ Steve G. Williams, Jr.
            -------------------             ----------------------------
                                            Steve G. Williams, Jr.
                                            Chief Financial Officer

                                     (11)