Form 10-Q
period 1997-06-30
FIRST PALMETTO FINANCIAL CORP
filed 1997-08-14
CIK 864927

                                   FORM 10-Q

                      SECURITIES and EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the Quarter Ended                                   Federal Home Loan Bank
June 30, 1997                                           Docket Number 1509



                      FIRST PALMETTO FINANCIAL CORPORATION
                      ------------------------------------
             (Exact Name of Registrant As Specified In Its Charter)


           Delaware                                    57-0921284
   ------------------------              ---------------------------------------
   (State of Incorporation)              (I.R.S. Employer Identification Number)


407 DeKalb Street
Camden, South Carolina 29020                          (803) 432-2265
-------------------------------             -------------------------------
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

                (1) Yes  X   No
                        ----    ----

                (2) Yes  X   No
                        ----    ----


Number of shares of common stock outstanding as of August 11, 1997  693,010.
                                                                    -------

                                     INDEX
                                     -----

Part I - Financial Information                                        Page
-------                                                               ----

Consolidated Statement of Financial Condition as of
  June 30, 1997 and September 30, 1996                                  1


Consolidated Statement of Income for the Three Months
  Ended June 30, 1997 and 1996 and the Nine Months Ended
  June 30, 1997 and 1996                                                2


Consolidated Statement of Cash Flows for the
  Nine Months Ended June 30, 1997 and 1996                             3-4


Notes to Consolidated Financial Statements                              5


Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                  6-9


Part II- Other Information                                             10
-------

Signatures                                                             11
----------

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
           CONSOLIDATED STATEMENT of FINANCIAL CONDITION (UNAUDITED)

                                                               June 30,     September 30,
                                                                 1997            1996
                                                            --------------  --------------
                                                                     (In thousands)
ASSETS
  Cash and due from banks                                        $  6,776        $  8,867
  Interest-bearing deposits in other banks                          7,972          13,649
  Certificates of deposit in other banks                              399             399
  Available-for-sale securities (cost of $422 and
    $595 at June 30, 1997 and at September 30,
    1996, respectively)                                               780             997
  Investment securities (market value of $47,257
    and $47,096 at June 30, 1997 and September
    30, 1996, respectively)                                        46,891          46,607
  Mortgage-backed securities held for investment (market
    value of $30,686 and $32,788 at June 30, 1997
    and September 30, 1996, respectively)                          30,586          33,010
  Loans, net of allowance for loan losses of $2,787
    and $2,364 at June 30, 1997 and September 30,
    1996, respectively                                            248,713         227,209
  Accrued interest receivable                                       2,511           2,380
  Real estate acquired in settlement of loans                         331             480
  Stock in Federal Home Loan Bank ("FHLB")                          2,030           2,122
  Premises and equipment                                            5,468           5,117
  Intangible assets                                                 2,149           2,623
  Prepaid expenses and other assets                                   787           1,087
                                                                 --------        --------
            Total assets                                         $355,393        $344,547
                                                                 ========        ========

LIABILITIES and STOCKHOLDERS' EQUITY
  Deposits                                                       $309,069        $288,157
  FHLB advances                                                    21,233          32,550
  Accrued expenses and other liabilities                            2,377           3,632
                                                                 --------        --------
            Total liabilities                                     332,679         324,339
                                                                 --------        --------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 500,000 shares
    authorized, none issued and outstanding                             -               -
  Common stock, $.01 par value, 1,500,000 shares
    authorized, 733,014 shares issued at June 30,
    1997 and September 30, 1996                                         7               7
  Additional paid-in capital                                        6,080           6,080
  Retained earnings, substantially restricted                      17,022          14,474
  Unrealized gain on available-for-sale securities                    230             272
  Treasury stock, at cost (40,004 shares at June 30,
    1997 and September 30, 1996)                                     (625)           (625)
                                                                 --------        --------
            Total stockholders' equity                             22,714          20,208
                                                                 --------        --------
            Total liabilities and stockholders' equity           $355,393        $344,547
                                                                 ========        ========

                See Notes to Consolidated Financial Statements

                                      (1)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                 CONSOLIDATED STATEMENT of INCOME (UNAUDITED)

                                                   Three Months    Three Months   Nine Months   Nine Months
                                                      Ended           Ended          Ended         Ended
                                                     June 30,        June 30,       June 30,      June 30,
                                                       1997            1996           1997          1996
                                                  --------------  --------------  ------------  ------------
                                                  (In thousands, except per share and number of shares data)
Interest income
 Loans                                                  $  5,476        $  4,910      $ 15,902      $ 14,406
 Investments securities                                      815             835         2,403         2,604
 Mortgage-backed securities                                  531             591         1,615         1,871
 Other                                                       229             174           648           507
                                                        --------        --------      --------      --------
   Total interest income                                   7,051           6,510        20,568        19,388
                                                        --------        --------      --------      --------
Interest expense
 Deposits                                                  3,377           3,015         9,810         9,231
 FHLB advances                                               357             465         1,207         1,402
                                                        --------        --------      --------      --------
   Total interest expense                                  3,734           3,480        11,017        10,633
                                                        --------        --------      --------      --------
 Net interest income                                       3,317           3,030         9,551         8,755
 Provision for loan losses                                   225              75           715           295
                                                        --------        --------      --------      --------
 Net interest income after
 provision for loan losses                                 3,092           2,955         8,836         8,460
                                                        --------        --------      --------      --------
Other income
 Service charges                                             296             283           875           858
 Loan servicing                                              127             143           366           391
 Gain on sale of loans                                        62              22           132            82
 Gain on sale of available-for-sale securities                 -               -           254             -
 Miscellaneous                                                42              32           429           433
                                                        --------        --------      --------      --------
   Total other income                                        527             480         2,056         1,764
                                                        --------        --------      --------      --------

Other expense
 Compensation and fringe benefits                          1,032             936         2,986         2,783
 Net occupancy                                               406             254           908           720
 Data processing fees                                        195             178           594           611
 Amortization of tangible assets                             122             242           475           527
 Telephone, postage, and supplies                            151             166           428           408
 Federal and other insurance premiums                         76             140           284           389
 Miscellaneous                                               271             366         1,182         1,136
                                                        --------        --------      --------      --------
   Total other expense                                     2,253           2,282         6,857         6,574
                                                        --------        --------      --------      --------
Income before income taxes                                 1,366           1,153         4,035         3,650
Income taxes                                                 509             407         1,487         1,321
                                                        --------        --------      --------      --------
NET INCOME                                              $    857        $    746      $  2,548      $  2,329
                                                        ========        ========      ========      ========

EARNINGS PER SHARE                                      $   1.24        $   1.08      $   3.68      $   3.36
                                                        ========        ========      ========      ========

Weighted average number of shares                        693,010         693,010       693,010       693,013
                                                        ========        ========      ========      ========

                See Notes to Consolidated Financial Statements

                                      (2)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                CONSOLIDATED STATEMENT of CASH FLOWS (UNAUDITED)



                                                                         Nine Months   Nine Months
                                                                            Ended         Ended
                                                                           June 30,      June 30,
                                                                             1997          1996
                                                                         ------------  ------------
                                                                               (In thousands)
Cash flows from operating activities:
 Net income                                                                 $  2,548      $  2,329
 Adjustments to reconcile net income to net
  cash provided by operating activities
   Decrease in deferred loan fees (net)                                           (6)           15
   Accretion and amortization of investment discounts and
    premiums (net)                                                              (193)         (166)
   Provision for loan losses                                                     715           295
   Gain on sale of loans                                                        (133)          (82)
   Gain on sale of available-for-sale securities                                (254)            -
   Gain on sale of real estate acquired in settlement of loans                   (29)          (75)
   Depreciation                                                                  402           263
   Amortization of intangible assets                                             475           527
   Proceeds from sale of loans                                                 7,586        13,582
   Originations and principal repayments of loans held for sale (net)         (7,453)      (13,500)
   Increase in accrued interest receivable                                      (131)         (213)
   (Increase) decrease in prepaid expenses and other assets                      295          (275)
   Decrease in accrued expenses and other liabilities                         (1,240)       (1,792)
                                                                            --------      --------
      Net cash provided by operating activities                                2,582           908
                                                                            --------      --------

Cash flows from investing activities:
 Proceeds from sale of available-for-sale securities                             426             -
 Proceeds from maturities of investment securities                            10,000         9,000
 Purchases of investment securities                                          (10,105)       (1,000)
 Purchases of mortgage-backed securities                                      (1,550)            -
 Principal repayments on mortgage-backed securities                            3,974         4,952
 Net increase in loans                                                       (22,536)      (23,969)
 Decrease in FHLB stock                                                           93             -
 Proceeds from sale of real estate acquired in settlement of loans               501           317
 Capital expenditures for premises and equipment                                (748)       (1,408)
                                                                            --------      --------
      Net cash used in investing activities                                  (19,945)      (12,108)
                                                                            --------      --------

                See Notes to Consolidated Financial Statements

                                      (3)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                CONSOLIDATED STATEMENT of CASH FLOWS (UNAUDITED)


                                                              Nine Months   Nine Months
                                                                 Ended         Ended
                                                                June 30,      June 30,
                                                                  1997          1996
                                                              ------------  ------------
                                                                    (In thousands)
Cash flows from financing activities:
 Net increase in deposits                                          20,912        12,065
 Proceeds from FHLB advances                                            -        11,000
 Repayment of FHLB advances                                       (11,317)      (11,817)
 Purchase of common stock                                               -            (4)
                                                                 --------      --------
      Net cash provided by financing activities                     9,595        11,244
                                                                 --------      --------

      Net increase (decrease) in cash and cash equivalents         (7,768)           44

      Cash and cash equivalents at beginning of the period         22,516        12,979
                                                                 --------      --------

      Cash and cash equivalents at end of the period             $ 14,748      $ 13,023
                                                                 ========      ========

Supplemental disclosures of cash flow information:

 Cash paid during the year for:
   Interest (net of capitalization)                               $ 11,048     $ 10,610
                                                                  ========     ========

   Income taxes                                                   $  1,620     $  1,330
                                                                  ========     ========

Supplemental schedule of noncash operating, investing and financing activities:

   Loans transferred to real estate acquired in
    settlement of loans                                           $    323     $    283
                                                                  ========     ========

   Decrease in unrealized gain on available for
    sale securities                                               $     28     $     78
                                                                  ========     ========

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

                                      (5)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
              ---------------------------------------------------

Management's Discussion and Analysis of Financial Conditions and Results of
---------------------------------------------------------------------------
Operations
----------

Financial Condition
-------------------

Total Assets at June 30, 1997 amounted to $355.4 million as compared to $344.5 million at September 30, 1996, a increase of $10.9 million or 3.2%.

Loans receivable increased by $21.5 million or 9.5% from $227.2 million to $248.7 million. This increase in loans is primarily attributable to increased real estate mortgage loan demand.

The following table sets forth selected data relating to the composition of the Bank's loan portfolio at the dates indicated.

                                June 30,   September 30,
                                  1997          1996
                                ---------  --------------
                                     (In thousands)
   Real Estate
      Mortgage                  $207,863        $185,198
      Construction                 6,077           8,695
   Consumer                       28,417          27,847
   Commercial business            13,079          12,578

   Less:
   Undisbursed loan proceeds      (3,658)         (4,461)
   Deferred loan fees               (278)           (284)
   Allowance for loan losses      (2,787)         (2,364)
                                --------        --------

      Total                     $248,713        $227,209
                                ========        ========

As of June 30, 1997 and September 30, 1996, there were no concentrations of loans in any types of industry which exceeded 10% of the Bank's total loans that are not disclosed as a loan category.

Loans are placed on non-accrual status when, in the opinion of management, the collection of interest is doubtful. As of June 30, 1997 and September 30, 1996, the Bank had non-accrual loans in the amount of $1,312,000 and $984,000, respectively. Interest income that was foregone on the non-accrual loans that would have been recorded if the loans had been current in accordance with their original terms amounted to $96,000 and $95,000 at June 30, 1997 and September 30, 1996, respectively. Interest income recognized on non-accrual loans amounted to $41,000 and $52,000 for the periods ended June 30, 1997 and September 30, 1996, respectively.

There were no loans which were not classified as non-accrual or restructured at June 30, 1997 or September 30, 1996 which may be so classified in the near future because of management concerns as to the ability of the borrowers to comply with repayment terms.

                                      (6)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
              ---------------------------------------------------

Deposits increased by $20.9 million or 7.3% during the nine month period to $309.1 million at June 30, 1997 from $288.2 million at September 30, 1996.

FHLB advances decreased to $21.2 million at June 30, 1997, from $32.5 million at September 30, 1996.

Stockholders' Equity increased by $2.5 million which equaled net income for the period of $2.5 million less a decrease in unrealized gain on available for sale investments of $42,000. Book value per share at June 30, 1997, was $32.76 as compared to $29.16 at September 30, 1996.

Results of Operations
---------------------

Interest income for the nine months ended June 30, 1997, amounted to $20.6 million as compared to $19.4 million for the nine months ended June 30, 1996. The increase in interest income equaled $1.2 million or 6.1%. The primary reason was an increase in interest-earning assets. Interest expense for the nine months ended June 30, 1997, amounted to $11.0 million as compared to $10.6 million for the comparative nine month period of 1996. The increase in interest expense equaled $384,000 or 3.6%. Interest on deposits increased by $579,000 or 6.3% due to an increase in interest-bearing liabilities. Interest on FHLB advances for the 1997 period was $1.2 million as compared to $1.4 million for the 1996 period. Net interest income for the 1997 period was $9.6 million as compared to $8.8 million for the 1996 period. The increase of $796,000 equaled 9.1%.

The following table sets forth an analysis of the Bank's allowance for loan losses for the period indicated.

                                 Nine Months  Nine Months
                                    Ended        Ended      Year Ended
                                   June 30,     June 30,   September 30,
                                    1996         1997          1996
                                 -----------  -----------  -------------
                                             (In thousands)
Balance at beginning of period      $1,800       $2,364        $1,800
                                    ------       ------        ------

   Loans charged off:
      Real estate                       27          273            63
      Consumer                         123          128           220
      Commercial                        19           12           284
                                    ------       ------        ------
         Total charge-offs             169          413           567
                                    ------       ------        ------
   Recoveries                           56          121           246
                                    ------       ------        ------

   Provision for loan losses           295          715           885
                                    ------       ------        ------
   Balance at end of period         $1,982       $2,787        $2,364
                                    ======       ======        ======

   Ratio of net charge-offs to
    average loans outstanding
    during the period                  .05%         .12%          .15%
                                    ======       ======        ======

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

Other income for the two comparative periods increased by $292,000, equaling $2.1 million for the 1997 period and $1.8 million for the 1996 period. The primary reason for the increase was a gain of $254,000 in the 1997 period as a result of the sale of available-for-sale securities.

Other expenses increased $283,000, amounting to $6.9 million for the nine months ended June 30, 1997, and $6.6 million for the nine months ended June 30, 1996. Increases in operating expenses were primarily related to compensation and other fringe benefits due to increased salaries accounted for by the addition of several employees with branch openings and to normal salary increases. Other categories increased due to increased operating expenses from branch openings in 1996 and 1997.

Earnings per share, using the weighted average method, were $3.68 for the 1997 period compared to $3.36 for the 1996 period.

The effective tax rate for the 1997 period was 36.8% as compared to 36.2% for the 1996 period.

Interest income for the three months ended June 30, 1997 amounted to $7.1 million as compared to $6.5 million for the three months ended June 30, 1996. The increase in interest income is primarily attributable to a increase in the volume of interest-earning assets for the 1997 period. Interest expense amounted to $3.7 million for the 1997 period as compared to $3.5 million for the 1996 period.

Management makes provisions for loan losses in amounts sufficient to maintain the Bank's allowance for loan losses at adequate amounts to provide for estimated potential losses in the loan portfolio. Management provided $225,000 in the 1997 period as compared to $75,000 in the 1996 period. During the 1997 period, the Bank experienced several large loan losses which were provided for in this period.

Other income increased to $527,000 for the 1997 period compared to $480,000 for the 1996 period.

Other expenses remained stable during the comparative periods amounting to $2.3 million for the 1997 period as compared to $2.3 million for the 1996 period.

The effective tax rate for the 1997 period was 37.3% as compared to 35.3% for the 1996 period.

                                      (8)

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
              ---------------------------------------------------

Liquidity
---------

The Bank's liquidity ratio as defined by the Federal Home Loan Bank Regulations was 13.6% for June 30, 1997, which exceeded the 5% regulatory requirements. The Bank does not know of any demands, commitments, events or uncertainties that would have a materially adverse effect on its liquidity. Customer deposits, loan principal repayments, loan sales and Federal Home Loan Bank advances are the primary sources of the Bank's liquidity, and it is anticipated that these will be adequate to meet the Bank's needs.

Capital Resources
-----------------

The Bank does not presently have any material commitments for capital expenditures.

Regulatory Capital Requirements
-------------------------------

The following table sets forth the Bank's capital position relative to its various minimum regulatory capital requirements at June 30, 1997.

                                              Percent of
                                    Amount    Assets (a)
                                  ----------  ----------
                                  (Dollars in thousands)
Tangible Capital                     $19,088        5.4%
Tangible Capital Requirement           5,292        1.5
                                     -------       ----
  Excess                             $13,796        3.9%
                                     =======       ====

Core Capital                         $19,802        5.6%
Core Capital Requirement              10,611        3.0
                                     -------       ----
  Excess                             $ 9,191        2.6%
                                     =======       ====

Total Capital (i.e., Core and
 Supplementary Capital)              $22,494       10.4%
Risk-Based Capital Requirement        17,222        8.0
                                     -------       ----
  Excess                             $ 5,272        2.4%
                                     =======       ====

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

 None


Item 3.  Defaults Upon Senior Securities
         -------------------------------

 Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

 Items as described in First Palmetto Financial Corporation's Proxy Statement pertaining to the annual meeting held on April 14, 1997 were passed as recommended by the Board of Directors of the Corporation. These items concerned election of directors.


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



                                        First Palmetto Financial Corporation



DATED:        8/12/97                   By:   /s/ Samuel R. Small
      ----------------------               -------------------------------------
                                           Samuel R. Small
                                           President and Chief Executive Officer



DATED:        8/12/97                   By:   /s/ Steve G. Williams, Jr.
      ----------------------               -------------------------------------
                                           Steve G. Williams, Jr.
                                           Chief Financial Officer

                                      (11)