Form 10-K405
period 1997-09-30
FIRST PALMETTO FINANCIAL CORP
filed 1997-12-30
CIK 864927

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                            -----------------------

                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


                  For the fiscal year ended September 30, 1997
                        Commission File Number:  0-18932
                                                 -------


                     FIRST PALMETTO FINANCIAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                          57-0921284
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

     407 DeKalb Street, Camden, S.C.                           29020
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code:  803-432-1416
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

  The registrant's voting stock is not regularly and actively traded in any established market, and there are no regularly quoted bid and asked prices for the registrant's voting stock. As of November 5, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the most recent privately negotiated sales prices known to management, was approximately $15.0 million (374,816 shares at $40.00 per share). It is assumed for purposes of this calculation that all of the registrant's directors and executive officers are affiliates of the registrant.



  As of November 5, 1997 there were issued and outstanding 708,010 shares of the registrant's common stock.


DOCUMENTS INCORPORATED BY REFERENCE


1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1997 (the "Annual Report"). (Parts I and II)

2. Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders (PART III).

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

   The Bank's main office is located at 407 DeKalb Street, Camden, South Carolina (telephone (803) 432-1416). First Palmetto also has fifteen branch offices in other South Carolina locations in Beaufort, Bishopville, Camden, Columbia, Darlington, Elgin, Irmo, Kershaw, Lancaster, Lexington, Lugoff, Manning, Pageland and Pontiac.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA


   Financial Condition Data.  The following tables present selected consolidated
   ------------------------
financial information and other data for First Palmetto at the dates and for the periods indicated.


Consolidated Financial Condition Data

                                                        At September 30,
                                        ------------------------------------------------
                                          1997      1996      1995      1994      1993
                                        --------  --------  --------  --------  --------
                                                         (In thousands)
 Assets                                 $372,948  $344,547  $323,183  $278,056  $226,370
 Loans, net                              252,336   227,209   198,373   163,649   158,551
 Cash and investment securities (a)       74,030    70,519    71,807    72,826    34,232
 Mortgage-backed securities               32,367    33,010    39,410    31,159    25,466
 Deposits                                320,769   288,157   267,313   225,417   189,334
 Federal Home Loan Bank advances          27,233    32,550    33,367    31,000    17,000
 Stockholders' equity, substantially
  restricted                              22,855    20,208    19,345    17,804    16,429

--------------------------------------------------------------------------------

(a) Includes cash and due from banks, interest-bearing deposits in other banks, certificates of deposit in other banks, available-for-sale securities and investment securities.

Consolidated Summary of Operations

                                               Years Ended September 30,
                                      -------------------------------------------
                                       1997     1996     1995     1994     1993
                                      -------  -------  -------  -------  -------
                                         (In thousands, except per share data)
 Interest income                      $27,902  $26,016  $22,794  $16,890  $15,497
 Interest expense                      15,025   14,186   12,483    8,213    7,376
                                      -------  -------  -------  -------  -------
 Net interest income                   12,877   11,830   10,311    8,677    8,121
 Provision for loan losses              1,428      885      482      523      720
                                      -------  -------  -------  -------  -------
 Net interest income after
  provision for loan losses            11,449   10,945    9,829    8,154    7,401
 Other income                           2,636    2,255    1,934    1,651    1,466
 Other expense                          8,846    9,993    8,105    6,597    5,958
 Income tax expenses                    1,909    1,195    1,300    1,184    1,137
 Cumulative effect of change
  in accounting principle                   -        -        -      243        -
                                      -------  -------  -------  -------  -------
 Net income                           $ 3,330  $ 2,012  $ 2,358  $ 2,267  $ 1,772
                                      =======  =======  =======  =======  =======
 Net income per share                 $  4.80  $  2.90  $  3.40  $  3.36  $  2.65
                                      =======  =======  =======  =======  =======
 Book value per share                 $ 32.28  $ 29.16  $ 27.90  $ 25.68  $ 24.51
                                      =======  =======  =======  =======  =======
 Dividends per share                  $  1.90  $  1.60  $  1.40  $  1.25  $  1.10
                                      =======  =======  =======  =======  =======

Financial Ratios

                                                          For the year ended September 30,
                                                         ---------------------------------
                                                           1997         1996        1995
                                                         ---------   ---------   ---------
Return on average assets (net income
 divided by average total assets)                             .93%        .61%        .78%

Return on average equity (net income
 divided by average equity)                                 15.68%      10.33%      13.17%

Dividend payout ratio (dividends declared
 divided by net income)                                        40%         55%         41%

Average equity-to-average assets ratio (average
 equity divided by average total assets)                     6.00%       5.87%       5.90%

LENDING ACTIVITIES

   General.  First Palmetto offers residential, construction, commercial real
   -------
estate, installment and commercial business loans.

   Loan Portfolio Data.  The following table sets forth selected data relating
   -------------------
to the composition of First Palmetto's loan portfolio by type of loan and type of security at the dates indicated.

                                                                           At September 30,
                              ------------------------------------------------------------------------------------------------------
                                     1997                 1996                 1995                 1994                 1993
                              ------------------   ------------------   ------------------   ------------------   ------------------
                                                                      (Dollars in thousands)
Type of Loan:
  Real estate loans:
   1-4 Family                 $129,244     51.2%   $123,155     54.2%   $106,264     53.6%   $ 98,649     60.2%   $ 98,602     62.2%
   Commercial                   78,147     31.0      62,043     27.3      56,489     28.4      43,347     26.6      39,688     25.0
   Construction loans            8,462      3.4       8,695      3.8       5,431      2.7       6,716      4.1       4,891      3.1
  Commercial business loans     13,525      5.4      12,578      5.5      10,055      5.1       5,906      3.6       3,970      2.5
  Installment loans             29,131     11.5      27,847     12.3      24,376     12.3      14,064      8.6      14,847      9.4
Less:
  Undisbursed loan proceeds      2,891      1.2       4,461      2.0       2,240      1.1       3,145      1.9       1,677      1.1
  Deferred loan fees               273       .1         284       .1         202       .1         233       .2         290       .2
  Allowance for loan losses      3,009      1.2       2,364      1.0       1,800       .9       1,655      1.0       1,480       .9
                              --------  --------   --------  --------   --------  --------   --------  --------   --------  --------
          Total               $252,336    100.0%   $227,209    100.0%   $198,373    100.0%   $163,649    100.0%   $158,551    100.0%
                              ========  ========   ========  ========   ========  ========   ========  ========   ========  ========


   Large Loans.   At September 30, 1997, First Palmetto's five largest loans
   -----------
ranged from $660,000 to $1.0 million. All of these loans were secured by real property in First Palmetto's primary market area.

   Sensitivities of Loans to Changes in Interest Rates.  The following table
   ---------------------------------------------------
sets forth certain information as of September 30, 1997, regarding the dollar amount of loans maturing in First Palmetto's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                 Due            Due two
                          during the       through five     Due after five
                         year ending        years after        years after
                       September 30,      September 30,      September 30,
                                1998               1997               1997          Total
                       -------------      -------------      -------------      -------------
                                                (In thousands)
Real Estate            $     109,183      $      83,999      $      15,679      $     208,861
Commercial Business            7,495              4,453                370             12,318
Installment                   18,951             15,119                369             34,439
                       -------------      -------------      -------------      -------------
   Total               $     135,629      $     103,571      $      16,418      $     255,618
                       =============      =============      =============      =============

   The following table sets forth, as of September 30, 1997, the dollar amount of loans in First Palmetto's portfolio due more than one year after such date which had predetermined interest rates and had floating or adjustable interest rates.

                                                               Floating or
                                          Predetermined         Adjustable
                                                  Rates              Rates          Total
                                          -------------      -------------      -------------
                                                             (In thousands)
Real Estate                               $      96,817      $       2,861      $      99,678
Commercial                                        4,733                 90              4,823
Installment                                      15,488                  -             15,488
                                          -------------      -------------      -------------
  Total                                   $     117,038      $       2,951      $     119,989
                                          =============      =============      =============

   Residential Loans.  Residential loans, which comprised 51.2% of the loan
   -----------------
portfolio or $129.2 million at September 30, 1997, are generally underwritten to the Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. Charge-offs for these type loans totaled $272,000 for the fiscal year ended September 30, 1997 and $63,000 for the previous year. Residential loans, the largest category of loans, represents the least amount of credit risk.

   Construction Loans.  Construction loans totaled a net $8.5 million or less
   ------------------
than 3.4% of the loan portfolio at September 30, 1997.

   During fiscal 1997, First Palmetto originated $12.4 million of construction loans, which represented 8.4% of its total loans originated during the period. Substantially all of First Palmetto's construction loan portfolio at September 30, 1997 consisted of loans secured by single-family dwellings.

   Construction financing is generally considered to involve a higher degree of credit risk than long-term financing of residential properties. First Palmetto's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost or the salability of the property upon completion of the project proves to be inaccurate, First Palmetto may be required to advance funds beyond the amount originally committed to permit the construction of the development.

     Commercial Real Estate Loans.  First Palmetto's commercial real estate loan
     ----------------------------
portfolio generally consists of income producing properties or owner occupied properties.

   Commercial real estate loans, including loans secured by multi-family apartment projects with more than four units, constituted approximately $78.1 million, or 31.0% of First Palmetto's net loan portfolio at September 30, 1997. These loans are typically secured by commercial real estate located in Kershaw or Richland County, South Carolina. Commercial real estate loans are generally made in amounts up to $1.0 million and are generally considered to involve higher risks than owner-occupied residential real estate loans. First Palmetto's largest single commercial real estate loan at September 30, 1997 was approximately $1.0 million. Commercial properties are evaluated based on whether the income produced would be sufficient to pay the scheduled payments.

   Installment Loans.  Installment loans increased by $1.3 million or 4.6% to
   -----------------
$29.1 million at September 30, 1997. The increase during 1997 was consistent with management's goal of increasing the consumer loan portfolio as a percentage of total loans. In originating consumer loans, First Palmetto focuses on a customer's debt obligations, ability and willingness to repay and general economic trends in evaluating credit request. Charge-offs on consumer loans totaled $182,000 and $220,000 for the fiscal years ended September 30, 1997 and 1996, respectively. Due to the higher credit risks and operating costs inherent in consumer loans, rates are generally higher than those required on residential and commercial loans.

   Commercial Business Loans.  Commercial business loans increased from $12.6
   -------------------------
million at September 30, 1996 to $13.5 million at September 30, 1997. As with commercial real estate loans, these type loans generally result in higher credit risk to First Palmetto. Commercial business loans are frequently unsecured or secured by inventory, accounts receivable and other types of personal property. In the event of default, the collateral, if any, may be difficult to liquidate at market prices. To manage this risk, First Palmetto assesses the financial condition of the borrower as well as the marketability of the collateral on the loan (if applicable) in evaluating the loan request. Restrictive debt covenants which limit such items as officers' salaries, working capital and equity capital are included in commercial business loan agreements.

   Charge-offs for commercial real estate and business loans totaled $463,000 and $284,000 for the fiscal years ended September 30, 1997 and 1996, respectively.

   First Palmetto originates commercial business loans on a limited basis.

   The following table sets forth loans and loan participations, purchased and sold by First Palmetto during the periods indicated

                                             Years Ended September 30,
                             --------------------------------------------------------
                               1997        1996        1995        1994        1993
                             --------    --------    --------    --------    --------
                                                  (In thousands)
Loans originated:
 Residential                 $ 64,476    $ 71,530    $ 39,039    $ 71,653    $ 93,164
 Residential construction      12,396      14,747       9,079      11,909       9,560
 Commercial real estate,
  including construction       50,960      35,235      43,248      35,977      16,711
 Consumer                      19,935      19,456      19,838      13,387      10,154
                             --------    --------    --------    --------    --------
   Total loans originated    $147,767    $140,948    $111,204    $132,926    $129,589
                             ========    ========    ========    ========    ========

Loans purchased              $      -    $      -    $      -    $      -    $    101
                             ========    ========    ========    ========    ========

Loans sold                   $ 11,764    $ 16,210    $  9,227    $ 36,176    $ 41,933
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

   Gross interest income that was foregone on the non-accrual loans of $981,000 at September 30, 1997 that would have been recorded if the loans had been current and in accordance with their original terms, amounted to $60,274 at September 30, 1997. Interest income recognized on non-accrual loans for the year ended September 30, 1997 amounted to $37,792.

   Real estate acquired by First Palmetto as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value. Thereafter, such properties are carried at lower of cost or fair value less estimated costs to sell. At September 30, 1997, real estate owned in the amount of $323,000 was secured by single family dwellings or land and $9,000 was secured by commercial property. All such property is located in First Palmetto's primary lending area and management is currently seeking to sell all property.

        At September 30, 1997, the allowance for loan losses totaled $3.0 million compared to $2.4 million at September 30, 1996. The allowance for loan losses as a percentage of loans was 1.18% and 1.03% at September 30, 1997 and 1996, respectively. Asset quality has improved for the comparative years with the ratio of non-performing assets to total assets decreasing to .35% at September 30, 1997 from .43% and .57% at September 30, 1996 and 1995, respectively. All of the allowance for loan losses has been allocated to general reserves. Approximately $700,000 has been allocated to commercial properties, $200,000 has been allocated to consumer loans and the remainder of the allowance has been allocated to other loans. Based upon management's review policy described above, management currently anticipates that charge-offs for 1998 will approximate charge-offs for 1997.

        While First Palmetto believes it has established its existing allowances for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing First Palmetto's loan portfolio, will not request First Palmetto to increase its allowance for loan losses, thereby negatively impacting First Palmetto's financial condition and earnings.

        At September 30, 1997, there were no concentrations of loans in any types of industry which exceeded 10% of First Palmetto's total loans that were not otherwise disclosed as a loan category above. In addition, there were no loans which were not classified as non-accrual or restructured at September 30, 1997 which may be so classified in the near future because known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with the present loan repayment terms.

The following table sets forth an analysis of First Palmetto's allowance for loan losses for the periods indicated.

                                                                      Years Ended September 30,
                                                 -----------------------------------------------------------------
                                                    1997          1996          1995          1994          1993
                                                 ---------     ---------     ---------     ---------     ---------
                                                                       (Dollars in thousands)
Balance at beginning of period                   $   2,364     $   1,800     $   1,655     $   1,480     $   1,381

Loans charged off:
  Residential                                          272            63            16            15           199
  Consumer                                             182           220           200           220            80
  Commercial                                           463           284           180           167           379
                                                 ---------     ---------     ---------     ---------     ---------
        Total charge-offs                              917           567           396           402           658
                                                 ---------     ---------     ---------     ---------     ---------
Recoveries
  Residential                                            -             -             2             2            11
  Consumer                                              54            52            30            30             4
  Commercial                                            80           194            27            22            22
                                                 ---------     ---------     ---------     ---------     ---------
        Total recoveries                               134           246            59            54            37
                                                 ---------     ---------     ---------     ---------     ---------

Provision for loan losses                            1,428           885           482           523           720
                                                 ---------     ---------     ---------     ---------     ---------
Balance at end of period                         $   3,009     $   2,364     $   1,800     $   1,655     $   1,480
                                                 =========     =========     =========     =========     =========
Ratio of net charge-offs to the
 allowance for loan losses                           26.0%         13.6%         18.7%         21.0%         42.0%
                                                 =========     =========     =========     =========     =========
Ratio of net charge-offs to average
  loans outstanding during the period                 .33%          .15%          .19%          .22%          .38%
                                                 =========     =========     =========     =========     =========

The following table sets forth information regarding First Palmetto's non-performing assets at the dates indicated.

                                                                               At September 30,
                                             ------------------------------------------------------------------------------------
                                                       1997                          1996                          1995
                                             ------------------------      ------------------------      ------------------------
                                                           Percentage                    Percentage                    Percentage
                                                                   of                            of                            of
                                                                Total                         Total                         Total
                                                 Amount        Assets          Amount        Assets          Amount        Assets
                                             ----------    ----------      ----------    ----------      ----------    ----------
                                                                            (Dollars in thousands)
Non-accrual loans                            $      981          .26%      $      984          .29%      $      823          .25%
Accruing loans 90 days or more past due               -             -               -             -               -             -
                                             ----------    ----------      ----------    ----------      ----------    ----------
         Total                                      981           .26             984           .29             823           .25
                                             ----------    ----------      ----------    ----------      ----------    ----------

Other non-performing assets (a)                     332           .09             480           .14           1,031           .32
                                             ----------    ----------      ----------    ----------      ----------    ----------


Troubled debt restructurings                          -             -               -             -               -             -
                                             ----------    ----------      ----------    ----------      ----------    ----------
Total non-performing assets                  $    1,313          .35%      $    1,464          .43%      $    1,854          .57%
                                             ==========    ==========      ==========    ==========      ==========    ==========

                                                                                              At September 30,
                                                                           ------------------------------------------------------
                                                                                     1994                          1993
                                                                           ------------------------      ------------------------
                                                                                         Percentage                    Percentage
                                                                                                 of                            of
                                                                                              Total                         Total

                                                                             Amount          Assets          Amount        Assets
                                                                           ----------    ----------      ----------    ----------

                                                                                             (Dollars in thousands)
Non-accrual loans                                                          $      722          .26%      $    2,355         1.04%
Accruing loans 90 days or more past due                                             -             -               -             -
                                                                           ----------    ----------      ----------    ----------
         Total                                                                    722           .26           2,355          1.04
                                                                           ----------    ----------      ----------    ----------

Other non-performing assets (a)                                                 1,134           .41             850           .37
                                                                           ----------    ----------      ----------    ----------

Troubled debt restructurings                                                        -             -             852           .38
                                                                           ----------    ----------      ----------    ----------

Total non-performing assets                                                $    1,856          .67%      $    4,057         1.79%
                                                                           ==========    ==========      ==========    ==========


(a) Other non-performing assets represents property acquired by First Palmetto through foreclosure or repossession. This property is initially recorded at the lower of its fair value or the cost of the related loan at time of foreclosure.

INVESTMENT ACTIVITIES

        Interest on investment securities, available-for-sale securities, interest-bearing deposits and mortgage-backed securities have provided First Palmetto's second largest source of revenue after interest on loans. Interest on such investments constituted 20.7%, 23.1% and 27.6% of the total interest and other revenues of First Palmetto in fiscal years 1997, 1996 and 1995, respectively. At September 30, 1997, investments, mortgage-backed securities, Federal Home Loan Bank ("FHLB") of Atlanta stock and interest-bearing deposits in other banks totaled $101.7 million or 27.2% of First Palmetto's total assets.

        In accordance with generally accepted accounting principles, First Palmetto reports its investments, other than investments available-for-sale, at cost as adjusted for discounts and unamortized premiums. Investments available-for-sale are reported at fair value.

        First Palmetto's mortgage-backed securities ("MBS") portfolio at September 30, 1997 was composed of adjustable rate mortgage (ARM) MBS of $7.5 million and fixed rate MBS of $24.9 million. The ARM MBS have weighted average adjustment dates in the period from December, 1997 to June, 1998. At the present level of interest rates, the fixed rate MBS portfolio has a duration of less than two years. As interest rates increase, market value will decrease and the duration of the fixed rate portfolio will lengthen as borrowers are less likely to refinance the loans collateralizing the MBS. ARM MBS often experience decreased prepayments in rising interest rate environments as borrowers are less likely to fix their mortgage rates. Similar to fixed rate MBSs, the ARM MBS decrease in value as rates rise, but not in the same magnitude, because the interest rate adjusts annually to market rate. See management discussion and analysis in the annual report "ASSET and LIABILITY MANAGEMENT and INTEREST RATE SENSITIVITY" for a discussion of First Palmetto's interest rate sensitivity risk and the associated prepayment risk.

        First Palmetto's MBS portfolio is classified as held to maturity and is therefore carried at amortized cost. Although these securities are in the held to maturity category, they are readily marketable and have a market value which is slightly less than their carrying value at September 30, 1997.

        As a member of the FHLB System, First Palmetto is required to maintain minimum levels of liquid assets specified by the OTS which vary from time to time. See "Regulation -- Savings Association Regulation -- Liquidity Requirements." The following table sets forth the carrying value of First Palmetto's interest-bearing deposits, available-for-sale securities, investment securities and mortgage-backed securities at September 30, 1997, 1996 and 1995. The market values of First Palmetto's interest-bearing deposits, available-for-sale securities, investment securities and mortgage-backed securities at September 30, 1997 were $18.1 million, $907,000, $48.4 million and $32.7 million, respectively.

        The following table sets forth the carrying value of First Palmetto's investments:

                                                            September 30,
                                                -------------------------------------
                                                   1997          1996         1995
                                                ---------     ---------     ---------
                                                            (In thousands)
Interest-bearing deposits                       $  18,484     $  14,048     $   3,184
                                                =========     =========     =========
Investment securities
U.S. Government and agency securities           $  47,918     $  46,607     $  57,389
Available-for-sale investments                        907           997         1,039
                                                ---------     ---------     ---------
     Total investments                          $  48,825     $  47,604     $  58,428
                                                =========     =========     =========
Mortgage-backed securities
FHLMC and FNMA                                  $  32,241     $  32,842     $  39,254
  Other                                               126           168           156
                                                ---------     ---------     ---------
                                                $  32,367     $  33,010     $  39,410
                                                =========     =========     =========

FHLB of Atlanta stock                           $   2,030     $   2,122     $   2,122
                                                =========     =========     =========

        The following table sets forth the amount and maturities of First Palmetto's investments at September 30, 1997:

                                                              Due after      Due after
                                                  Due in       one year     five years            Due
                                                one year        through        through          after
                                                 or less     five years      ten years      ten years        Total
                                              ----------     ----------     ----------     ----------     ----------
                                                                        (Dollars In thousands)
Available-for-sale investments                $      907     $        -     $        -     $        -     $      907
Investment securities                             15,909         32,009              -              -         47,918
Mortgage-backed securities                             -              -              -         32,367         32,367
                                              ----------     ----------     ----------     ----------     ----------
                Total                         $   16,816     $  32,009      $        0     $   32,367     $   81,192
                                              ==========     ==========     ==========     ==========     ==========

Weighted average yield                             6.49%          6.70%             0%          6.70%          6.66%
                                              ==========     ==========     ==========     ==========     ==========

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

        At September 30, 1997, First Palmetto had $32.7 million of fixed-rate certificates with remaining terms of one year or longer, or 10.2% of total deposits. Substantially all time deposits renew at maturity. As of September 30, 1997, there were no concentrations of deposits which would have a material impact on the Bank if they were not renewed.

        Interest rates paid, maturity terms, service fees and withdrawal penalties are established by First Palmetto on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors and growth goals.

        Management's current policy is to not accept brokered deposits, which are more likely to be withdrawn than deposits made by other depositors. At September 30, 1997, First Palmetto had no brokered deposits.

        Deposit Flow.  The following table sets forth the changes in dollar
        ------------
amounts of deposits in the types of accounts offered by First Palmetto between the dated indicated.

                            Balance at      Percent   Balance at      Percent                Balance at      Percent
                             September           of    September           of     Increase    September           of    Increase
                              30, 1997     Deposits     30, 1996     Deposits   (Decrease)     30, 1995     Deposits   (Decrease)
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                    (Dollars in thousands)
NOW checking
 and noninterest
 bearing
 checking                   $   59,981        18.6%   $   45,447        15.8%   $   14,534   $   45,226        16.9%   $      221
Money market
 deposit                        19,786         6.2        26,539         9.2        (6,753)      18,534         6.9         8,005
Savings                         22,038         6.9        22,057         7.7           (19)      23,920         8.9        (1,863)
Certificates
 of deposit                    218,964        68.3       194,114        67.3        24,850      179,633        67.3        14,481
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                            $  320,769       100.0%   $  288,157       100.0%   $   32,612   $  267,313       100.0%   $   20,844
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

        The following table sets forth First Palmetto's average balances and interest rates based on daily balances during the periods indicated.

                                                     Years Ended September 30,
                                       1997                      1996                     1995
                            -----------------------   -----------------------   -----------------------
                                            Average                   Average                   Average
                               Average         Rate      Average         Rate      Average         Rate
                               Balance         Paid      Balance         Paid      Balance         Paid
                            ----------   ----------   ----------   ----------   ----------   ----------
                                                      (Dollars in thousands)
Interest-bearing
  demand deposits           $   56,923        2.61%   $   54,503        2.53%   $   45,956        2.68%
Savings deposits                22,151        2.54        23,181        2.53        22,939        2.79
Time deposits                  203,052        5.60       183,357        5.65       165,717        5.13
                            ----------   ----------   ----------   ----------   ----------   ----------
                            $  282,126        4.76%   $  261,041        4.72%   $  234,612        4.42%
                            ==========   ==========   ==========   ==========   ==========   ==========

        The following table sets forth First Palmetto's time deposits classified by rates as of dates indicated.

                                                      At September 30,
                                           --------------------------------------
                                              1997           1996          1995
                                           ----------    ----------    ----------
                                                       (In thousands)
Less than 3.00%                            $       21    $       33    $       65
3.00% - 4.99%                                   4,547        14,974        17,715
5.00% - 6.99%                                 212,678       176,152       152,994
7.00% - 9.99%                                   1,718         2,955         8,859
                                           ----------    ----------    ----------
                                           $  218,964    $  194,114    $  179,633
                                           ==========    ==========    ==========

        The following table sets forth the amount and maturities of First Palmetto's time deposits at September 30, 1997.

                                          After one     After two
                               Through      through       through         After
Rate                          one year    two years   three years   three years     Total        Rate
----                        ----------   ----------   -----------   -----------   ----------   ----------
                                                        (Dollars in thousands)
Less than 3.00%             $        1   $        9   $        11   $         -   $       21        2.78%
3.00% - 4.99%                    4,436           52             2            57        4,547        4.65
5.00% - 6.99%                  180,314       26,459         5,905             -      212,678        5.71
7.00% - 9.99%                    1,529            4            30           155        1,718        7.25
                            ----------   ----------   -----------   -----------   ----------   ----------
                            $  186,280   $   26,524   $     5,948   $       212   $  218,964        5.65%
                            ==========   ==========   ===========   ===========   ==========   ==========

        The following table indicates the amount of First Palmetto's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1997.

                                                           Certificates
Maturity                                                     of deposit
--------                                                   ------------
                                                          (In thousands)
Three months or less                                       $      7,056
Over three through six months                                    11,842
Over six through twelve months                                   10,543
Over twelve months                                                5,147
                                                           ------------
  Total                                                    $     34,588
                                                           ============

        In the year ended September 30, 1997, First Palmetto had new deposits of $1.2 billion, withdrawals of $1.2 billion and interest credited to the deposit accounts of $10.8 million resulting in a net increase of $32.6 million. New deposits volume includes rollovers of existing accounts.

        Borrowings.  Deposits and loan sales and repayments are the primary
        ----------
sources of funds for First Palmetto's lending and investment activities and for its general purposes. First Palmetto also may rely upon advances (borrowings) from the FHLB of Atlanta to supplement its supply of lendable funds, meet deposit withdrawal requirements and to extend the term of its liabilities. The FHLB of Atlanta traditionally has served as First Palmetto's primary borrowing source. Advances from the FHLB of Atlanta are collateralized by First Palmetto's stock in the FHLB of Atlanta and a portion of First Palmetto's first mortgage loans. At September 30, 1997, the Bank had $27.2 million outstanding in FHLB advances of which $21.2 million had fixed interest rates and $6.0 million had variable interest rates. The advances are to mature as follows:

                                                                                 Weight
                                                                                Average
                                                                               Interest
                                                                             ----------
                                                                (Dollars in thousands)
        Maturing in the year ended September 30, 1998         $    4,900          5.47%
        Maturing in the year ended September 30, 1999             12,333          5.56%
        Maturing in the year ended September 30, 2000              1,000          6.02%
        Maturing in the year ended September 30, 2001              2,000          5.69%
        Maturing in the year ended September 30, 2004              7,000          6.49%
                                                              ----------     ----------
                                                              $   27,233          5.81%
                                                              ==========     ==========

        The following table sets forth certain information regarding First Palmetto's FHLB advances:

                                           1997                       1996                       1995
                               ------------------------    ------------------------    ------------------------
                                   Amount       Rate           Amount       Rate           Amount       Rate
                               ----------    ----------    ----------    ----------    ----------    ----------
                                                            (Dollars in thousands)
FHLB advances
 Balance at
  September 30,                $   27,233         5.81%    $   32,550          5.55%   $   33,367          5.73%
 Average during year               28,906         5.56         33,202          5.59        37,314          5.64
 Maximum month-end
  balance during year              32,550            -         36,867             -        64,500             -

        The FHLB of Atlanta functions as a central reserve bank providing credit for savings banks and certain other member financial associations. As a member, First Palmetto is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. See "Regulation --Savings Association Regulation -- Federal Home Loan Bank System."

SUBSIDIARY ACTIVITIES

        The Bank is permitted by regulation to invest an amount equal to 2% of its assets in subsidiaries (service corporations), with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. In addition, associations meeting regulatory capital requirements and certain other tests may invest up to 50% of their net worth in conforming first mortgage loans to service corporations. At September 30, 1997, the net book value of the Bank's investments in stock, unsecured loans and conforming loans in its service corporation was $181,000.

        Palmetto State Service Corporation ("PSSC") was formed in 1976 for the purpose of investing in real estate for future development and/or sale. These investments are wholly owned by PSSC and do not represent joint ventures with First Palmetto. During fiscal 1997, PSSC had a net loss of $20,064. At September 30, 1997, First Palmetto had $500,000 invested in PSSC's common stock, and negative retained earnings in PSSC amounting to $318,883. PSSC is engaged in activities not permissible to national banks. For a discussion of the effect of this investment on First Palmetto's regulatory capital requirements, see "Regulation -- Savings Association Regulation -- Regulatory Capital Requirements."

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

EMPLOYEES

        First Palmetto and its subsidiaries had 124 full time employees at September 30, 1997. None of First Palmetto's employees are represented by a collective bargaining agreement, and First Palmetto believes that it enjoys good relations with its personnel.

        First Palmetto currently maintains a comprehensive employee benefit program for qualified employees providing among other benefits, health insurance, life insurance, long-term disability insurance, pension plans and stock option plans.

SAVINGS ASSOCIATION REGULATION

        General. As a savings association, First Palmetto is subject to
        -------
        extensive regulation by the OTS for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations. First Palmetto must file reports with OTS describing its activities and financial condition. It is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

        Pending Legislation.  Legislation currently pending before the United
        -------------------
States Congress would, if enacted, require all federal savings institutions, such as the Bank, to convert to a national or state bank or savings bank charger. In addition, the proposed legislation would cause First Palmetto to be regulated not as a savings and loan holding company, but rather as a bank holding company or as a "financial services" holding company (a new regulatory classification that would be created by the legislation). If the pending legislation were adopted in its current form, it would eliminate certain advantages now enjoyed by federal savings associations, such as unrestricted interstate branching. First Palmetto cannot predict whether, or in what form, the proposed legislation will be enacted. However, based on the provisions of the currently pending bill, First Palmetto does not believe that the enactment of such legislation would have a material adverse effect on its business.

        Regulatory Capital Requirements.  Under OTS regulations, savings
        -------------------------------
associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3.0% of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 under the OTS examination rating system). For the purpose of these regulations, Tier 1 capital has the same definition as core capital. See "--Prompt Corrective Regulatory Action." Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of a savings association's intangible assets, with limited exceptions for mortgage servicing rights ("MSRs"), purchased credit card relationships and certain grandfathered intangible assets. Tangible capital is given the same definition as core capital.

        At September 30, 1997, First Palmetto's tangible capital ratio was 5.15%, its core capital ratio was 5.32% and its risk-based capital ratio was 10.39%. At that date, First Palmetto had $2.0 million of qualifying intangible assets and $181,000 of investments in and extensions of credit to subsidiaries engaged in activities not permissible for national banks.

        The following table reconciles the Bank's stockholders' equity under generally accepted accounting principles at September 30, 1997 to its tangible capital, core capital and total regulatory capital.

                                                                                (Dollars
                                                                            in thousands)
Stockholder's equity under generally
  accepted accounting principles                                               $   21,302
Less:
  Unrealized gain on certain available-for-sale securities
  Deductible investments in and extensions of credit to subsidiary                    181
  Deductible intangible assets                                                      2,044
  Disallowed servicing assets and deferred tax assets                                  11
                                                                               ----------
Tangible capital                                                                   19,066
Add:
  Grandfathered core deposit intangible                                               670
                                                                               ----------
Core capital                                                                       19,736
Add:
  Allowances for loan losses                                                        2,698
                                                                               ----------
Total capital                                                                  $   22,434
                                                                               ==========
Tangible capital as a percentage of adjusted total assets                           5.15%
                                                                               ==========
Core capital as a percentage of adjusted total assets                               5.32%
                                                                               ==========
Total capital as a percentage of risk-weighted assets                              10.39%
                                                                               ==========

        The following table sets forth First Palmetto's capital position relative to its various minimum regulatory capital requirements at September 30, 1997.

                                                                            Percent of
                                                                Amount      Assets (a)
                                                            ----------      ----------
                                                              (Dollars in thousands)
             Tangible capital                               $   19,066           5.15%
             Tangible capital requirement                        5,556           1.50
                                                            ----------      ----------
              Excess                                        $   13,510           3.65%
                                                            ==========      ==========
             Core capital                                   $   19,736           5.32%
             Core capital requirement                           11,132           3.00
                                                            ----------      ----------
              Excess                                        $    8,604           2.32%
                                                            ==========      ==========
             Total capital (i.e., Core and
              supplementary capital)                        $   22,434          10.39%
             Risk-based capital requirement                     17,266           8.00
                                                            ----------      ----------
               Excess                                       $    5,168           2.39%
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

        Federal Home Loan Bank System.  First Palmetto is a member of the FHLB
        -----------------------------
System, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB provides a central credit facility primarily for member associations. As a member of the FHLB of Atlanta, First Palmetto is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater.
First Palmetto was in compliance with this requirement with an investment in FHLB of Atlanta stock at September 30, 1997 of $2.0 million. As of September 30, 1997, First Palmetto had outstanding advances of $27.2 million from the FHLB of Atlanta.

        Liquidity Requirements.  Savings associations are required to maintain
        ----------------------
average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) qualifying mortgage-related securities and mortgage loans, equal to the monthly average of not less than a specified percentage (currently 4%) of their net withdrawable short-term savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. At September 30, 1997, First Palmetto exceeds the required liquidity percentage.

        Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA")
        ----------------------------
requires all savings institutions to meet one of two Qualified Thrift Lender ("QTL") tests or suffer a number of sanctions, including restrictions on activities. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code (the ("Code") by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the HOLA by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments." For purposes of the HOLA QTL test, portfolio assets are defined as total assets less the sum of intangibles, property used in the business of the savings institution and liquidity investments in an amount not exceeding 20% of total assets. Qualified Thrift Investments consist of among other things, (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing,
(ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions (iii) loans to small businesses, student loans and credit card loans and (iv) subject to a 20% of portfolio assets limit, of an institution's investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small business in "credit needy" areas.

        A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. If a savings institution does not requalify as a QTL within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its FHLB. In addition, the holding company of such an institution would be required to register as a bank holding company with the Federal Reserve Board. At September 30, 1997, the Bank qualified as a QTL.

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

        At September 30, 1997, First Palmetto's loans-to-one borrower limit was $3.4 million, and First Palmetto did not have any loans over its limit.

        Real Estate Lending Standards. Under OTS regulations, savings
        -----------------------------
associations must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators. First Palmetto believes that its current lending policies conform to the requirements.

        Deposit Insurance. First Palmetto is required to pay assessments based
        -----------------
on a percent of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the Federal Deposit Insurance Act (the "FDI Act"), the FDIC is required to set semiannual assessments for SAIF-insured institutions to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

        Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under its risk-based assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of (a) well-capitalized, (b) adequately capitalized or (c) undercapitalized, and use the same percentage criteria as under the prompt corrective action regulations. See "--Prompt Corrective Regulatory Action". The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. For the first nine months of 1996, the assessment rate for SAIF-insured institutions ranged from 0.23% of deposits for well-capitalized institutions in the highest supervisory subgroup, to 0.31% of deposits for undercapitalized institutions in the lowest supervisory subgroup.

        The FDIC recently amended the risk-based assessment schedule for depository institutions with deposits insured by the Bank insurance Fund ("BIF"), resulting in a dramatic reduction in FDIC institutions. Beginning with the first half of 1996, the FDIC reduced the BIF assessment rate for well-capitalized" banks without any significant supervisory concerns to the statutory minimum of $2,000 annually, and the rates for other BIF-insured banks ranged from zero to 0.27% of deposits for 1996.

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

        As a result of the recapitalization of the SAIF by the 1996 Act, the FDIC reduced the insurance assessment rate for SAIF-assessable deposits for periods following October 1, 1996. For calendar 1997, the FDIC set the effective insurance assessment rates for SAIF-insured institutions, such as First Palmetto, at zero to 27 basis points. In addition, SAIF-insured institutions will be required, until December 31, 1999, to pay assessments to the FDIC at an annual rate of between 6.0 and 6.5 basis points to help fund interest payments on bonds issued by the FICO. During such period, BIF member banks will be assessed for payment of the FICO obligations at one-fifth the annual rate applicable to SAIF-member institutions. After December 31, 1999, BIF and SAIF members will be assessed at the same rate (currently estimated at approximately
2.4 basis points) to service the FICO obligations.

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

        Standards for Safety and Soundness. The FDI Act, as amended by FDICIA
        ----------------------------------
and the Riegle Community Development and Regulatory Improvement Act of 1994, requires that the OTS, together with the other federal bank regulatory agencies, to prescribe standards, by regulation or guideline, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation, and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The OTS and the federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to the statute. The safety and soundness guidelines establish standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer employee, director or principal stockholder. The OTS safety and soundness guidelines authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

        In addition, on July 10, 1995, the OTS and the federal bank regulatory agencies proposed guidelines for asset quality and earnings standards. Under the proposed standards, a savings association would be required systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the operations of the Bank.

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

        Under the prompt corrective action regulations, a "well-capitalized" institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately capitalized" institution is one that does not qualify as "well-capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. An institution not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or critically undercapitalized" depending on the extent to which the institution's capital levels are below the adequately capitalized standards. An institution that falls within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by FDICIA and the implementing regulations.

        The table below presents First Palmetto's capital position, which is considered to be "well capitalized", at September 30, 1997, relative to the various minimum regulatory capital requirements under the prompt corrective action regulations.

                                                                              Percent of
                                                                Amount        Assets (1)
                                                              ----------      ----------
                                                                (Dollars in thousands)
            Tangible equity                                   $   19,066           5.15%
            Tangible equity requirement                            7,408           2.00
                                                              ----------      ----------
              Excess                                          $   11,658           3.15%
                                                              ==========      ==========
            Tier 1 or leverage capital                        $   19,736           5.32%
            Tier 1 or leverage capital requirement                14,816           4.00
                                                              ----------      ----------
              Excess                                          $    4,920           1.32%
                                                              ==========      ==========

            Tier 1 risk-based capital                         $   22,434          10.39%
            Tier 1 risk-based capital requirement                  8,633           4.00
                                                              ----------      ----------
              Excess                                          $   13,801           6.39%
                                                              ==========      ==========

            Risk-based capital                                $   22,434          10.39%
            Risk-based capital requirement                        17,266           8.00
                                                              ----------      ----------
              Excess                                          $    5,168           2.39%
                                                              ==========      ==========

        (1) Based upon adjusted total assets for purposes of the tangible equity and Tier 1 or leverage capital requirements, and risk-weighted assets for purposes of the Tier 1 risk-based and risk-based capital requirements.

        Federal Reserve System.  Pursuant to regulations of the Federal Reserve
        ----------------------
Board, a thrift association must maintain average daily reserves. No reserves are required to be maintained on the first $4.4 million of transaction accounts, and reserves equal to 3% must be maintained on the next $49.3 million of transaction accounts, plus reserves equal to 10% on the remainder. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the association's interest-earning assets. First Palmetto meets its reserve requirements.

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

        Federal regulations impose limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by First Palmetto. Under these regulations, a savings association that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted without OTS approval, to make capital distributions during a calendar year in the amount equal to the greater of (i) 75% of net income for the previous four quarters or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its total capital to assets ratio exceeded its fully phased-in capital requirement to assets ratio at the beginning of the calendar year. At September 30, 1997, the Bank was a Tier 1 Association.

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

        Activities Restrictions. The Board of Directors of First Palmetto
        -----------------------
presently intends to continue to operate First Palmetto as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company provided that the Bank continues to satisfy the QTL test. Legislation currently pending in the United Stated Congress would, if enacted, restrict the business activities of unitary savings and loan holding companies; however, the legislation in its current form would grandfather the current absence of restrictions on business activities for unitary savings and loan holding companies, like First Palmetto, that are in existence on the bill's date of enactment.

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

        Transactions with Affiliates. Transactions between savings associations
        ----------------------------
and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association such as First Palmetto and any companies which are controlled by such parent holding company) are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for an affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

        Savings associations are also subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act on loans to executive officers, directors and principal shareholders. Under Section 22(h), loans to an executive officer and to holders of more than 10% of any class of a savings association's voting stock, and certain affiliated entities of either, may not exceed together with all other outstanding loans to such person and affiliated entities the association's loans to one borrower limit (generally equal to 15% of the association's unimpaired capital and surplus). Section 22(h) also prohibits loans, above the amounts prescribed by the appropriate federal banking agency, to directors, executive officers and holders of more than 10% of any class of a savings associations' voting stock, and their respective affiliates, unless such is approved in advance by a majority of the board of directors of the association with an "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of directors approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also prohibits a depository institution from paying the overdraft of any of its executive officers or directors.

        Savings associations are further subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. {1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal institutions not be made on terms more favorable than those afforded to other borrowers, and imposes reporting requirements for any additional restrictions on the type, amount and terms of credits to such officers. Section 1972 prohibits
(i) a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present unfavorable features.

TAXATION

        General. First Palmetto files consolidated federal income tax returns on
        -------
a September 30 fiscal year end basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

        Federal Income Taxation. Savings associations generally are subject to
        -----------------------
the provisions of the Code in the same general manner as other corporations. However, prior to enactment of recent legislation under the Small Business Job Protection Act of 1996 ("SBJPA-96") savings institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code may have benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally were loans secured by interest in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans was based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). For the years ended September 30, 1996 and 1995, First Palmetto calculated the bad debt reserve deduction based upon the percentage of taxable income method.

        Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans was computed as a percentage, which Congress has reduced from as much as 60% in prior years to 8% of taxable income, with certain adjustments, effective for taxable years beginning after 1986. The bad debt deduction under the percentage of taxable income method was subject to certain limitations. First, the amount added to the reserve for losses on qualifying real property loans would not exceed the amount necessary to increase the balance of such reserve at the close of the taxable year to 6% of such loans outstanding at the end of the taxable year. Further, the addition to the reserve for losses on qualifying real property loans could not exceed the amount which, when added to that year's addition to the bad debt reserve for losses on nonqualifying loans, equals the amount by which 12% of total deposits or withdrawable accounts of depositors at year-end exceeded the sum of surplus, undivided profits and reserves at the beginning of the year. Finally, the percentage bad debt deduction under the percentage of taxable income method was reduced by the deduction for losses on nonqualifying loans.

        Under SBJPA-96 legislation enacted on August 20, 1996, the percentage of taxable income method was repealed for tax years beginning after December 31, 1995. In future years, the Bank must use the "Bank" experience method available to institutions with total assets of less than $500 million. Under the recent legislation, the Bank will also be required to recapture into income its "applicable excess reserve", the portion of its bad debt reserves that exceeds its base year reserves. The amount of bad debt reserves subject to recapture over six years for the Bank is $1.2 million. The recapture may be deferred for the 1996 and 1997 tax years provided that the Bank meets the "residential loan requirement" for both tax years. The Bank has met this requirement tax for the 1996 tax year, deferring recapture of the "applicable excess reserve" for the 1996 tax year. The portion of the Bank's tax bad debt reserve that is not recaptured under the new law (i.e., the Bank's base year reserves of $4.6 million) is subject to recapture at a later date only under certain limited circumstances, including stock repurchases or redemptions by the thrift or the conversion of the thrift to a type of institution (such as a credit union) that is not considered a bank for tax purposes. Importantly, the new law eliminated any recapture as a result of a savings association conversion to a commercial bank charter or acquisition.

        First Palmetto's federal income tax returns have not been audited since 1984.

        State Income Taxation. Under South Carolina law, First Palmetto is
        ---------------------
required to pay income tax at the rate of 6% of net income, as defined in the South Carolina statute. This tax is imposed on financial associations in lieu of the general state business corporation income tax. State income taxation of First Palmetto has not been material.

        Accounting Changes. Earnings per Share. In February, 1997, the Financial
        ------------------
Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS 128 applies to entities with publicly traded common stock or potential common stock and is effective for financial statements for periods ending after December 15, 1997, including interim periods. SFAS 128 simplifies the standards for computing earnings per share ("EPA") previously found in APB Opinion 15, "Earnings Per Share." It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all companies with complex capital structures and requires a reconciliation of the numerator and denominator of basic EPS computation to the numerator and denominator of the diluted EPS computation. The Bank's present computation of diluted EPS under APB Opinion 15 is applied against a materiality test of 3 percent. For financial statements issued by the Bank after December 15, 1997, the materiality test will no longer apply and the Bank will report basic and diluted EPS for each period presented as well as the further reconciliations required by SFAS 128. Although earlier application is not permitted, SFAS 128 will require restatement of all prior-period EPS data presented.

        Disclosure of Information about Capital Structure. In February, 1997, the FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure." The requirements for ease requirements for companies, such as the Bank, that were subject to the previously existing requirements. It applies to all entities and is effective for financial statements issued for periods ending after December 15, 1997.

        Reporting Comprehensive Income. In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The purpose of SFAS 130 is to address concerns over the practice of reporting elements of comprehensive income directly in equity. This SFAS requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. This statement is effective for periods beginning after December 15, 1997, and is not expected to have a material impact on the Bank. Comparative financial statements are required to be reclassified to reflect the provisions of this statement. The Bank will adopt the provisions of this statement. The Bank will adopt the provisions of this SFAS for fiscal year 1998.

        Disclosures about Segments of an Enterprise and Related Information. In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement applies to all public entities. The provisions of SFAS 131 require certain disclosures regarding material industry segments within an entity. This statement is effective for periods beginning after December 15, 1997. SFAS 131 is not expected to have a material impact on the Bank.

Item 2.  Properties
-------------------

        The following table sets forth the locations of First Palmetto's offices, as well as certain additional information relating to those offices, as of September 30, 1997.

                                       Year              Leased         Approximate
                                   Facility                  or              Square           Net Book
Office Location                  Operations               Owned             Footage              Value
---------------             ---------------     ---------------     ---------------    ---------------
Main Office
 407 DeKalb Street              1963            Owned                        10,337         $  559,699
 Camden, S.C.  29020

Beaufort Branch Office
 921 Bay Street                 1995            Leased                        2,300         $   20,890
 Beaufort, SC  29902                            (Expires 1998)

Bishopville Branch Office
 104 East Church Street         1994            Leased                        1,300         $        -
 Bishopville, S.C.  29010                       (Expires 2000,
                                                with five year
                                                renewal option)
Camden Operations Center
 Broad and DeKalb Street        1934            Owned                         7,900         $  298,845
 Camden, S.C.  29020

Camden Operations Center
 1050 Broad Street              1997            Owned                         6,400         $  320,679
 Camden, S.C.  29020

Columbia Branch Offices
 3932 Forest Drive              1988            Owned                         4,950         $  580,117
 Columbia, S.C.  29206

 9221 Two Notch Road            1980            Leased                        2,200         $        -
 Columbia, S.C.  29223                          (Expires 1999,
                                                with two ten year
                                                renewal options)

Darlington Branch Office
 266 Cashua Street              1992            Owned                         1,600         $        -
 Darlington, S.C.  29532

Dusty Bend Branch Office
 2310 North Broad Street        1981            Leased                        1,600         $   22,033
 Camden, S.C.  29020                            (Expires 2002,
                                                with ten year
                                                renewal option)

Elgin Branch Office
 Highway #1                     1986            Leased                        1,200         $   50,431
 Elgin, S.C.  29045                             (Expires 1996,
                                                with ten year
                                                renewal option)

Irmo Branch Office
 7327 St. Andrews Road          1996            Owned                         2,200         $  518,947
 Irmo, S.C.  29063

                                       Year              Leased         Approximate
                                   Facility                  or              Square           Net Book
Office Location                  Operations               Owned             Footage              Value
---------------             ---------------     ---------------     ---------------    ---------------
Kershaw Branch Office
 301 Hampton Street             1996            Owned                         2,850         $  380,928
 Kershaw, S.C.  29067

Lancaster Branch Office
 977 North Main Street          1973            Leased                        3,040         $        -
 Lancaster, S.C.  29721                         (Expires 1998,
                                                with two year
                                                renewal option)

Lexington Branch Office
 5321 Sunset Boulevard          1997            Owned                         2,950         $  606,496
 Lexington, S.C.  29072

Lugoff Branch Office
 Highway #1 South               1969            Owned                         3,900         $  953,633
 Lugoff, S.C.  29078

Manning Branch Office
 111 N. Brooks Street           1995            Owned                         4,000         $  208,952
 Manning, SC  29102

Pageland Branch Office
 201 N. Pearl Street            1994            Owned                         1,300         $  343,395
 Pageland, S.C.  29728

Pontiac Branch Office
 10540 Two Notch Road           1989            Leased                        1,300          $  79,250
 Elgin, S.C.  29045                             (Expires 2019,
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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

        No matters were submitted to a vote of security holders during the final quarter of fiscal 1997.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

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

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

        The information required by this item is incorporated by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

        First Palmetto's Consolidated Statements of Financial Condition at September 30, 1997 and 1996, Consolidated Statements of Income for the three years ended September 30, 1997, Consolidated Statements of Stockholders' Equity for the three years ended September 30, 1997, and Consolidated Statements of Cash Flows for the three years ended September 30, 1997, together with the related notes and report of KPMG Peat Marwick, LLP, independent certified public accountants, are contained in the Annual Report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

        Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

        For information concerning the Board of Directors of First Palmetto, the information contained under the section captioned "Election of Directors" in First Palmetto's definitive proxy statement for First Palmetto's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

        (b) Security Ownership of Management

            Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership of Management" of the Proxy Statement.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

        (a) (1) Financial Statements - The following financial statements are
                --------------------
included in the Annual Report. The remaining information appearing in the Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.

                1. Certified Public Accountant's Report
                2. Consolidated Statements of Financial Condition at September
                   30, 1997 and 1996
                3. Consolidated Statements of Income for the Years Ended
                   September 30, 1997, 1996 and 1995
                4. Consolidated Statements of Stockholders' Equity for the Years
                   Ended September 30, 1997 1996 and 1995
                5. Consolidated Statements of Cash Flows for the Years Ended
                   September 30, 1997, 1996 and 1995
                6. Notes to Consolidated Financial Statements

        (a) (2) Financial Statement Schedules - All financial statement schedule
                -----------------------------
have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

        (a) (3) Exhibits - The following exhibits are either filed as part of
                --------
this report or are incorporated herein by reference:

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

            Exhibit No. 10.3 Amended and Restated Agreement and Plan of Merger
                             dated June 12, 1990 (incorporated by reference to Exhibit 2.2 to First Palmetto's registration statement on Form S-4 filed with the SEC on June 14, 1990)

            Exhibit No. 13   1997 Annual Report to Stockholders (Except for
                             those portions of the Annual Report which are expressly incorporated herein by reference, the Annual Report is furnished for the information of the SEC and is not deemed "filed" as part of this report)

             Exhibit No. 22   Subsidiaries

             (a) Reports on Form 8-K - None.
                 -------------------

             (b) Exhibits - All exhibits to this report are attached or
                 --------
                            incorporated by reference as stated above.

             (c) Financial Statement Schedules - None.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 15, 1997.


                FIRST PALMETTO FINANCIAL CORPORATION



                          By:       /s/ Samuel R. Small
                              -----------------------------------------------
                              Samuel R. Small
                              President, Chief Executive Officer and Director (Duly Authorized Representative)


        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 15, 1997.

By:      /s/ H. Davis Green, Jr.                    By:          /s/ Samuel R. Small
    --------------------------------------------        -----------------------------------------------
    H. Davis Green, Jr.                                 Samuel R. Small
    Chairman of the Board                               President, Chief Executive Officer and Director
                                                        (Principal Executive Officer)

By:       /s/ Steve G. Williams, Jr.                By:          /s/ Pierce W. Cantey, Jr.
    --------------------------------------------        -----------------------------------------------
    Steve G. Williams, Jr.                              Pierce W. Cantey, Jr.
    Senior Vice President, Treasurer,                   Director
    Chief Financial Officer, and Director
    (Principal Financial and Accounting Officer)

By:      /s/ William R. Clyburn                     By:          /s/ James L. Creed
    --------------------------------------------        -----------------------------------------------
    William R. Clyburn                                  James L. Creed
    Director                                            Director

By:      /s/ Frank D. Goodale, Jr.                  By:          /s/ Donald H. Holland
    --------------------------------------------        -----------------------------------------------
    Frank D. Goodale, Jr.                               Donald H. Holland
    Director                                            Director

By:      /s/ Charlie E. Nash                        By:          /s/ Glenn G. Tucker
    --------------------------------------------        -----------------------------------------------
    Charlie E. Nash                                     Glenn G. Tucker
    Director                                            Director

                               INDEX TO EXHIBITS

Exhibit
-------
  3.1 Restated Certificate of Incorporation of First Palmetto Financial Corporation (incorporated by reference to Exhibit 3.1 to First Palmetto's registration statement on Form S-4 filed with the SEC on June 14, 1990)

  3.2 Bylaws of First Palmetto Financial Corporation (incorporated by reference to Exhibit 3.2 to First Palmetto's registration statement on Form S-4 filed with the SEC on June 14, 1990)

 10.1 Stock Option Plan of First Palmetto Financial Corporation (incorporated by reference to Exhibit 10.8 to First Palmetto's registration statement on Form S-4 filed with the SEC on June 14,
          1990)

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