Form 10-Q
period 1997-12-31
FIRST PALMETTO FINANCIAL CORP
filed 1998-02-17
CIK 864927

                                   FORM 10-Q

                      SECURITIES and EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For the Quarter Ended                                    Federal Home Loan Bank
December 31, 1997                                        Docket Number 1509



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

            (1) Yes   X    No
                     ---      ---
            (2) Yes   X    No
                     ---      ---


Number of shares of common stock outstanding as of February 8, 1998  708,010.
                                                                     -------

                                     INDEX
                                     -----


Part I - Financial Information                                  Page
------                                                          ----

Consolidated Statement of Financial Condition as of
     December 31, 1997 and September 30, 1997                     1


Consolidated Statement of Income for the Three Months
     Ended December 31, 1997 and 1996                             2


Consolidated Statement of Cash Flows for the
     Three Months Ended December 31, 1997 and 1996                3


Notes to Consolidated Financial Statements                        4


Management's Discussion and Analysis of Financial
     Condition and Results of Operations                        5-7


Part II - Other Information                                       8
-------

Signatures                                                        9
----------

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
           CONSOLIDATED STATEMENT of FINANCIAL CONDITION (UNAUDITED)


                                                                           December 31,   September 30,
                                                                               1997            1997
                                                                          -------------   -------------
ASSETS                                                                            (In thousands)
     Cash and due from banks                                              $       6,259   $       6,721
     Interest-bearing deposits in other banks                                    18,268          18,085
     Certificates of deposit in other banks                                         199             399
     Available-for-sale securities (cost of $250 and $422 at
      December 31, 1997 and September 30, 1997, respectively)                       400             907
     Investment securities (market value of $53,445 and $48,430 at
      December 31, 1997 and September 30, 1997, respectively)                    52,966          47,918
     Mortgage-backed securities held for investment (market value of
      $31,275 and $32,693 at December 31, 1997 and September 30, 1997,
      respectively)                                                              30,848          32,367
     Loans, net of allowance for loan losses of $3,441 and $3,009 at
      December 31, 1997 and September 30, 1997, respectively                    244,939         252,336
     Accrued interest receivable                                                  2,898           2,726
     Real estate acquired in settlement of loans                                    533             332
     Stock in Federal Home Loan Bank (FHLB)                                       2,030           2,030
     Premises and equipment                                                       5,971           6,071
     Intangible assets                                                            1,195           2,044
     Prepaid expenses and other assets                                            1,143           1,012
                                                                          -------------   -------------
             Total assets                                                 $     367,649   $     372,948
                                                                          =============   =============

LIABILITIES and STOCKHOLDERS' EQUITY
     Deposits                                                             $     316,229   $     320,769
     FHLB advances                                                               24,733          27,233
     Accrued expenses and other liabilities                                       2,650           2,091
                                                                          -------------   -------------
             Total liabilities                                                  343,612         350,093
                                                                          -------------   -------------
Stockholders' equity
     Preferred stock, $.01 par value, 500,000 shares
      authorized, none issued and outstanding                                         -               -
     Common stock, $.01 par value, 1,500,000 shares authorized,
      748,014 shares issued at December 31, 1997 and
      September 30, 1997                                                              7               7
     Additional paid-in capital                                                   6,680           6,680
     Retained earnings, substantially restricted                                 17,880          16,488
     Unrealized gain on available-for-sale securities                                95             305
     Treasury stock, at cost (40,004 shares at
      December 31, 1997 and September 30, 1997)                                    (625)           (625)
                                                                          -------------   -------------
             Total stockholders' equity                                          24,037          22,855
                                                                          -------------   -------------

Commitments

     Total liabilities and stockholders' equity                                $367,649        $372,948
                                                                          =============   =============

                See Notes to Consolidated Financial Statements

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                 CONSOLIDATED STATEMENT of INCOME (UNAUDITED)



                                                                   Three Months         Three Months
                                                                      Ended                Ended
                                                                   December 31,         December 31,
                                                                       1997                 1996
                                                                   ------------         ------------
                                                                    (In thousands, except per share
                                                                       and number of shares data)
Interest income:
     Loans                                                         $      5,680         $      5,180
     Investment securities                                                  867                  801
     Mortgage-backed securities                                             533                  544
     Other                                                                  314                  221
                                                                   ------------         ------------
             Total interest income                                        7,394                6,746
                                                                   ------------         ------------
Interest expense:
     Deposits                                                             3,665                3,202
     FHLB advances                                                          391                  448
                                                                   ------------         ------------
             Total interest expense                                       4,056                3,650
                                                                   ------------         ------------
     Net interest income                                                  3,338                3,096
     Provision for loan losses                                              671                  125
                                                                   ------------         ------------
     Net interest income after provision for loan losses                  2,667                2,971
                                                                   ------------         ------------
Other income:
     Service charges                                                        336                  287
     Loan servicing                                                         147                  116
     Gain on sale of investments                                            485                    -
     Gain on sales of loans                                                  35                   33
     Miscellaneous                                                          871                  300
                                                                   ------------         ------------
             Total other income                                           1,874                  736
                                                                   ------------         ------------
Other expense:
     Compensation and fringe benefits                                     1,057                  968
     Net occupancy                                                          246                  255
     Data processing fees                                                   169                  229
     Amortization of intangible assets                                      122                  232
     Federal and other insurance premiums                                    79                  156
     Telephone, postage, and supplies                                       130                  125
     Miscellaneous                                                          563                  401
                                                                   ------------         ------------
             Total other expense                                          2,366                2,366
                                                                   ------------         ------------

Income before income taxes                                                2,175                1,341
Income taxes                                                                783                  510
                                                                   ------------         ------------

Net income                                                         $      1,392         $        831
                                                                   ============         ============
Earnings per share                                                 $       1.97         $       1.20
                                                                   ============         ============

Weighted average number of shares                                       708,010              693,010
                                                                   ============         ============

                See Notes to Consolidated Financial Statements

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
               CONSOLIDATED STATEMENT of CASH FLOWS (UNAUDITED)

                                                                        Three Months    Three Months
                                                                           Ended           Ended
                                                                        December 31,    December 31,
                                                                            1997            1996
                                                                        ------------    ------------
Cash flows from operating activities:                                          (In thousands)
     Net income                                                         $      1,392    $        831
     Adjustments to reconcile net income to net
     cash provided by (used in) operating activities
     Decrease (increase) in deferred loan fees, net                               12             (15)
     Accretion and amortization of investment discounts and
      premiums, net                                                              (51)            (64)
     Provision for loan losses                                                   671             125
     Gain on sale of available-for-sale investments                             (485)              -
     Gain on sale of loans                                                         -             (33)
     Gain from sale of branch site                                              (784)              -
     Gain on sale of real estate acquired in loans                               (19)              -
     Depreciation                                                                 99             126
     Amortization of intangible assets                                           121             232
     Proceeds from sale of loans                                               3,907           2,053
     Originations and principal repayments of loans held for sale,
      net                                                                     (3,872)         (2,020)
     Increase in accrued interest receivable                                    (172)           (181)
     Decrease in prepaid expenses and other assets                                17             261
     Decrease in accrued expenses and other liabilities                          683          (1,047)
                                                                        ------------    ------------
        Net cash provided by operating activities                              1,519             268
                                                                        ------------    ------------
Cash flows from investing activities:
     Proceeds from maturities of certificates of deposit                         200               -
     Proceeds from sale of available-for-sale securities                         907               -
     Purchase of available-for-sale securities                                  (250)              -
     Proceeds from maturities of investment securities                         4,000           3,000
     Purchases of investment securities                                       (8,997)         (4,086)
     Principal repayments on mortgage-backed securities                        1,519           1,135
     Net increase in loans                                                    (2,163)         (7,491)
     Proceeds from sale of real estate acquired in settlement of
      loans                                                                      226             190
     Purchases of real estate held for sale                                     (152)              -
     Proceeds from sale of premises and equipment                                 83               -
     Capital expenditures for premises and equipment                            (106)           (176)
     Sale of branch                                                           (5,547)              -
                                                                        ------------    ------------
        Net cash used in investing activities                                (10,280)         (7,428)
                                                                        ------------    ------------
Cash flows from financing activities:
     Net increase in deposits                                                 10,982             508
     Repayments of FHLB advances                                              (2,500)         (2,500)
                                                                        ------------    ------------
        Net cash provided by (used in) financing activities                    8,482          (1,992)
                                                                        ------------    ------------
        Net decrease in cash and cash equivalents                               (279)         (9,152)
        Cash and cash equivalents at beginning of year                        24,806          22,516
                                                                        ------------    ------------
        Cash and cash equivalents at end of year                        $     24,527    $     13,364
                                                                        ============    ============
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
      Interest                                                          $      4,115    $      3,564
                                                                        ============    ============
      Income taxes                                                      $        533    $         36
                                                                        ============    ============
Supplemental schedule of noncash investing and financing activities:
   Decrease in unrealized gain on available-for-sale securities         $        211    $          -
                                                                        ============    ============
   Loans transferred to real estate acquired in settlement of loans     $        408    $          -
                                                                        ============    ============


                See Notes to Consolidated Financial Statements

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

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
              ---------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
   Operations
   ----------

Financial Condition
-------------------

Total assets decreased to $367.6 million at December 31, 1997 as compared to $372.9 million at September 30, 1997. During the quarter ended December 31, 1997, the Bank sold its Beaufort branch. The following summarizes the fair value of assets sold, liabilities transferred and cash paid in the transaction:

                                                (In thousands)
     Liabilities Transferred
     Deposits                                   $      15,510
     Other                                                 11
                                                -------------
                                                       15,521
     Assets Sold
     Loans                                              8,435
     Other                                                 27
                                                -------------
                                                        8,462
     Deposit Base Premium                               1,512
                                                -------------
     Net Cash Paid                              $       5,547
                                                =============


Loans receivable decreased by $7.4 million from $252.3 million to $244.9 million. This decrease in loans is primarily attributable to the branch sale.

The following table sets forth selected data relating to the composition of First Palmetto's loan portfolio at the dates indicated.


                                  December 31,  September 30,
                                      1997          1997
                                  ------------  -------------
                                        (In thousands)
     Real Estate
        Mortgage                  $    206,624  $     207,391
        Construction                     4,834          8,462
     Consumer                           27,414         29,131
     Commercial business                12,987         13,525

     Less:
        Undisbursed loan proceeds        3,194          2,891
        Deferred loan fees                 285            273
        Allowance for loan losses        3,441          3,009
                                  ------------  -------------

           Total                  $    244,939  $     252,336
                                  ============  =============

As of December 31, 1997, and September 30, 1997, there were no concentrations of loans in any types of industry which exceeded 10% of First Palmetto's total loans that are not disclosed as a loan category.

Loans are placed on non-accrual status when, in the opinion of management, the collection of interest is doubtful. As of December 31, 1997 and September 30, 1997, the Bank had non-accrual loans in the amount of $843,000 and $981,000, respectively. Interest income that was foregone on the non-accrual loans that would have been recorded if the loans had been current in accordance with their original terms amounted to $60,000 and $60,274 at December 31, 1997 and September 30, 1997, respectively. Interest income recognized on non-accrual loans amounted to $4,000 and $37,792 for the periods ended December 31, 1997 and September 30, 1997, respectively.

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
              ---------------------------------------------------

There were no loans which were not classified as non-accrual or restructured at December 31, 1997 or September 30, 1997 which may be so classified in the near future because of management concerns as to the ability of the borrowers to comply with repayment terms.

Deposits decreased to $316.2 million at December 31, 1997 from $320.8 million at September 30, 1997. The decrease was primarily as a result of the sale of branch deposits in the amount of approximately $15.5 million. Excluding the sale of branch deposits, the Bank's deposits increased $10.9 million.

Federal Home Loan Bank advances decreased to $24.7 million at December 31, 1997, from $27.2 million at September 30, 1997.

Stockholders' Equity increased by $1.2 million which equaled net income for the period of $1.4 million plus a decrease in unrealized gain on available-for-sale investments of $210,000. Book value per share at December 31, 1997, was $33.95 as compared to $32.28 at September 30, 1997.

Results of Operations
---------------------

Interest income for the three months ended December 31, 1997, amounted to $7.4 million as compared to $6.7 million for the three months ended December 31, 1996. The increase in interest income equaled $648,000 or 9.61%. The primary reason for the increase was the Bank's interest-earning portfolio changed in the comparative periods so that more of the Bank's assets were in the higher interest-earning categories. Interest expense for the three months ended December 31, 1997, amounted to $4.1 million as compared to $3.6 million for the comparative three month period of 1996. Net interest income for the 1997 period was $3.3 million as compared to $3.1 million for the 1996 period. The increase of $242,000 equaled 7.8%.

The following table sets forth an analysis of First Palmetto's allowance for loan losses for the period indicated.

                                             Three Months   Three Months
                                                 Ended          Ended        Year Ended
                                             December 31,   December 31,   September 30,
                                                 1996           1997            1997
                                             ------------   ------------   -------------
                                                            (In thousands)
     Balance at beginning of period          $      2,364   $      3,009   $       2,364
                                             ------------   ------------   -------------
     Loans charged off:
        Real estate                                     -              -             272
        Consumer                                       42             99             182
        Commercial                                      -            355             463
                                             ------------   ------------   -------------
          Total charge-offs                            42            454             917
                                             ------------   ------------   -------------
     Recoveries                                        19            215             134
                                             ------------   ------------   -------------
        Provision for loan losses                     125            671           1,428
                                             ------------   ------------   -------------
     Balance at end of period                $      2,466   $      3,441   $       3,009
                                             ============   ============   =============

     Ratio of net charge-offs to average
      loans outstanding during the period            .010%           .38%            .33%
                                             ============   ============   =============


Management of First Palmetto continually reviews the adequacy of the allowance for loan losses. Factors considered in evaluating the adequacy of the allowance for loan losses include specific reviews of delinquent loans and other loans with known problems, composition of First Palmetto's loan portfolio, history of charge-offs, general economic conditions which may affect the borrower's ability to repay and the value of the collateral and other factors affecting the loan portfolio.

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
              ---------------------------------------------------

Other income for the two comparative periods increased by $1.1 million totaling $1.9 million for the 1997 period and $736,000 for the 1996 period. The primary reason for the increase was the gain on a sale of a branch office in the three month period ended December 31, 1997 in the amount of $784,000 and the gain on the sale of an available-for-sale investments in the amount of $485,000.

Other expenses remained stable amounting to $2.4 million for the three months ended December 31, 1997 and December 31, 1996.

Earnings per share, using the weighted average method, were $1.97 for the 1997 period compared to $1.20 for the 1996 period.

The effective tax rate for the 1997 period was 36% as compared to 38% for the 1996 period.

Liquidity
---------

First Palmetto's liquidity ratio as defined by the Federal Home Loan Bank Regulations was 14% for December 31, 1997 which exceeded the 4% regulatory requirements. First Palmetto does not know of any demands, commitments, events or uncertainties that would have a materially adverse effect on its liquidity. Customer deposits, loan principal repayments, loan sales and Federal Home Loan Bank advances are the primary sources of First Palmetto's liquidity, and it is anticipated that these will be adequate to meet First Palmetto's needs.

Capital Resources
-----------------

First Palmetto does not presently have any material commitments for capital expenditures.

Regulatory Capital Requirements
-------------------------------

The following table sets forth the Bank's capital position relative to its various minimum regulatory capital requirements at December 31, 1997.

                                                                                Percent of
                                                                    Amount       Assets (a)
                                                                  ---------      ----------
 (Dollars in thousands)
          Tangible Capital                                        $  21,007             5.7%
          Tangible Capital Requirement                                5,498             1.5
                                                                  ---------      ----------
            Excess                                                $  15,509             4.2%
                                                                  =========      ==========

          Core Capital                                            $  21,632             5.9%
          Core Capital Requirement                                   11,015             3.0
                                                                  ---------      ----------
            Excess                                                $  10,617             2.9%
                                                                  =========      ==========

          Total Capital (i.e., Core and Supplementary Capital)    $  24,207            11.7%
          Risk-Based Capital Requirement                             16,482             8.0
                                                                  ---------      ----------
            Excess                                                $   7,725             3.7%
                                                                  =========      ==========

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


                                        First Palmetto Financial Corporation
                                        ------------------------------------


DATED:  2/12/98                         By:   /s/ Samuel R. Small
        -------                            -------------------------------------
                                           Samuel R. Small
                                           President and Chief Executive Officer



DATED:  2/12/98                         By:   /s/ Steve G. Williams, Jr.
        -------                            -------------------------------------
                                             Steve G. Williams, Jr.
                                             Chief Financial Officer