Form 10-Q
period 1998-03-31
FIRST PALMETTO FINANCIAL CORP
filed 1998-05-15
CIK 864927

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


For the Quarter Ended                                    Federal Home Loan Bank
March 31, 1998                                           Docket Number 1509



                      FIRST PALMETTO FINANCIAL CORPORATION
                      ------------------------------------

             (Exact Name of Registrant As Specified In Its Charter)



       Delaware                                        57-0921284
-------------------------               ---------------------------------------
(State of Incorporation)                (I.R.S. Employer Identification Number)


407 DeKalb Street
Camden, South Carolina 29020                         (803) 432-2265
----------------------------            ---------------------------------------
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


Number of shares of common stock outstanding as of May 11, 1998 708,010.
                                                                -------

                                     INDEX
                                     -----



Part I - Financial Information                                 Page
------                                                         ----

Consolidated Statement of Financial Condition as of
  March 31, 1998 and September 30, 1997                          1


Consolidated Statement of Income for the Three Months
  Ended March 31, 1998 and 1997 and the Six Months Ended
  March 31, 1998 and 1997                                        2


Consolidated Statement of Cash Flows for the
  Six Months Ended March 31, 1998 and 1997                     3-4


Notes to Consolidated Financial Statements                       5


Management's Discussion and Analysis of Financial
  Condition and Results of Operations                          6-9


Part II- Other Information                                      10
-------

Signatures                                                      11
----------

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
           CONSOLIDATED STATEMENT of FINANCIAL CONDITION (UNAUDITED)



                                                     March 31,   September 30,
                                                          1998            1997
                                                    ----------   -------------
ASSETS                                                     (In thousands)
 Cash and due from banks                            $    7,241      $    6,721
 Interest-bearing deposits in other banks               23,571          18,085
 Certificates of deposit in other banks                     99             399
 Available-for-sale securities (cost of $422
   at September 30, 1997)                                    -             907
 Investment securities
  (market value of $41,795 and $48,430
  at March 31, 1998 and September 30, 1997,
  respectively)                                         41,392          47,918
 Mortgage-backed securities held for investment
   (market value of $62,217 and $32,693
   March 31, 1998 and September 30, 1997,
   respectively)                                        61,498          32,367
 Loans, net of allowance for loan losses of
  $3,814 and $3,009 at March 31, 1998 and
  September 30, 1997, respectively                     246,156         252,336
 Accrued interest receivable                             2,748           2,726
 Real estate acquired in settlement of loans               487             332
 Stock in Federal Home Loan Bank (FHLB)                  2,030           2,030
 Premises and equipment                                  5,893           6,071
 Intangible assets                                       1,073           2,044
 Prepaid expenses and other assets                       1,278           1,012
                                                    ----------      ----------
      Total assets                                  $  393,466      $  372,948
                                                    ==========      ==========

LIABILITIES and STOCKHOLDERS' EQUITY
 Deposits                                           $  343,859      $  320,769
 FHLB advances                                          22,033          27,233
 Accrued expenses and other liabilities                  2,779           2,091
                                                    ----------      ----------
      Total liabilities                                368,671         350,093
                                                    ----------      ----------

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value, 500,000 shares
  authorized, none issued and outstanding                    -               -
 Common stock, $.01 par value, 1,500,000 shares
  authorized, 748,014 shares issued at
  March 31, 1998 and September 30, 1997                      7               7
 Additional paid-in capital                              6,680           6,680
 Retained earnings, substantially restricted            18,733          16,488
 Unrealized gain on available-for-sale securities            -             305
 Treasury stock, at cost (40,004 shares at
  March 31, 1998 and September 30, 1997)                  (625)           (625)
                                                    ----------      ----------
      Total stockholders' equity                        24,795          22,855
                                                    ----------      ----------
      Total liabilities and stockholders' equity    $  393,466      $  372,948
                                                    ==========      ==========

                See Notes to Consolidated Financial Statements

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                  CONSOLIDATED STATEMENT of INCOME (UNAUDITED)

                            Three Months  Three Months   Six Months   Six Months
                                   Ended         Ended        Ended        Ended
                               March 31,     March 31,    March 31,    March 31,
                                    1998          1997         1998         1997
                              ----------    ----------   ----------   ----------
                                (In thousands, except per share and number of
                                                shares data)
Interest income
 Loans                        $    5,621    $    5,246   $   11,301   $   10,426
 Investments securities              741           787        1,608        1,588
 Mortgage-backed securities          658           540        1,191        1,084
 Other                               452           198          766          419
                              ----------    ----------   ----------   ----------
   Total interest income           7,472         6,771       14,866       13,517
                              ----------    ----------   ----------   ----------
Interest expense
 Deposits                          3,738         3,231        7,403        6,433
 FHLB advances                       334           402          725          850
                              ----------    ----------   ----------   ----------
   Total interest expense          4,072         3,633        8,128        7,283
                              ----------    ----------   ----------   ----------
 Net interest income               3,400         3,138        6,738        6,234
 Provision for loan losses           404           365        1,075          490
                              ----------    ----------   ----------   ----------
 Net interest income after
  provision for loan losses        2,996         2,773        5,663        5,744
                              ----------    ----------   ----------   ----------
Other income
 Service charges                     301           292          637          579
 Loan servicing                      108           123          255          239
 Gain on sale of loans               142            37          177           70
 Gain on sale of
  investments                        147           254          632          254
 Miscellaneous                        51            87          922          387
                              ----------    ----------   ----------   ----------
   Total other income                749           793        2,623        1,529
                              ----------    ----------   ----------   ----------

Other expense
 Compensation and fringe
  benefits                         1,012           986        2,069        1,954
 Net occupancy                       315           247          561          502
 Data processing fees                178           170          347          399
 Amortization of tangible
  assets                             121           121          243          353
 Federal and other
  insurance premiums                  81            52          160          208
 Telephone, postage, and
  supplies                           157           152          287          277
 Miscellaneous                       551           510        1,114          911
                              ----------    ----------   ----------   ----------
   Total other expense             2,415         2,238        4,781        4,604
                              ----------    ----------   ----------   ----------
Income before income taxes         1,330         1,328        3,505        2,669
Income taxes                         476           468        1,259          978
                              ----------    ----------   ----------   ----------

NET INCOME                    $      854    $      860   $    2,246   $    1,691
                              ==========    ==========   ==========   ==========

EARNINGS PER SHARE            $     1.20    $     1.24   $     3.17   $     2.44
                              ==========    ==========   ==========   ==========

Weighted average number of
 shares                          708,010       693,010      708,010      693,010
                              ==========    ==========   ==========   ==========

                See Notes to Consolidated Financial Statements

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                CONSOLIDATED STATEMENT of CASH FLOWS (UNAUDITED)

                                                                                  Six Months      Six Months
                                                                                       Ended           Ended
                                                                                   March 31,       March 31,
                                                                                        1998            1997
                                                                                  ----------      ----------
                                                                                        (In thousands)
Cash flows from operating activities:
 Net income                                                                         $  2,246        $  1,691
 Adjustments to reconcile net income to net
  cash provided by operating activities
   Gain on sale of available-for-sale securities                                        (632)           (254)
   Accretion and amortization of investments discounts
    and premiums, net                                                                    (87)           (128)
   Decrease in deferred loan fees, net                                                   (36)            (11)
   Provision for loan losses                                                           1,075             490
   Gain on sale of loans                                                                (177)            (70)
   Gain on sale of branch site                                                          (784)              -
   Gain on sale of real estate acquired in settlement of loans                           (23)            (38)
   Depreciation                                                                          155             204
   Amortization of intangible assets                                                     243             353
   Proceeds from sale of loans                                                        10,483           4,222
   Originations and principal repayments of loans held for sale, net                 (10,306)         (4,152)
   (Increase) decrease in accrued interest receivable                                    102            (228)
   (Increase) decrease in prepaid expenses and other assets                              (35)            235
   Increase (decrease) in accrued expenses and other liabilities                         743            (760)
                                                                                    --------        --------
      Net cash provided by operating activities                                        2,967           1,554
                                                                                    --------        --------

Cash flows from investing activities:
 Net decrease in certificates of deposits                                                300               -
 Proceeds from sale of available-for-sale securities                                   1,304             426
 Purchases of available-for-sale securities                                             (250)              -
 Proceeds from maturities of investment securities                                    18,990           6,000
 Purchases of investment securities                                                  (12,376)         (6,124)
 Purchases of mortgage-backed securities                                             (32,280)         (1,568)
 Principal repayments on mortgage-backed securities                                    3,149           2,204
 Net increase in loans                                                                (3,709)        (12,482)
 Decrease in FHLB stock                                                                    -              93
 Proceeds from sale of real estate acquired in settlement of loans                       283             428
 Proceeds from sale of premises and equipment                                             83               -
 Capital expenditures for premises and equipment                                        (320)           (515)
 Sale of branch                                                                       (5,547)              -
                                                                                    --------        --------
      Net cash used in investing activities                                          (30,373)        (11,538)
                                                                                    --------        --------

                See Notes to Consolidated Financial Statements

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
               CONSOLIDATED STATEMENT of CASH FLOWS (UNAUDITED)

                                                                          Six Months   Six Months
                                                                               Ended        Ended
                                                                           March 31,    March 31,
                                                                                1998         1997
                                                                          ----------   ----------
                                                                                (In thousands)
Cash flows from financing activities:
 Net increase in deposits                                                     38,612       15,926
 Repayment of FHLB advances                                                   (5,200)      (4,500)
                                                                             -------      -------
   Net cash provided by financing activities                                  33,412       11,426
                                                                             -------      -------

   Net increase in cash and cash equivalents                                   6,006        1,442

   Cash and cash equivalents at beginning of the period                       24,806       22,516
                                                                             -------      -------

   Cash and cash equivalents at end of the period                            $30,812      $23,958
                                                                             =======      =======

Supplemental disclosures of cash flow information:

 Cash paid during the year for:
  Interest (net of capitalization)                                           $ 8,249      $ 7,229
                                                                             =======      =======

  Income taxes                                                               $ 1,522      $   607
                                                                             =======      =======

Supplemental schedule of noncash investing and financing activities:

 Decrease in unrealized gain on available for sale securities                $   211      $    73
                                                                             =======      =======

 Loans transferred to real estate acquired in settlement of loans            $   438      $    74
                                                                             =======      =======

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

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
              ---------------------------------------------------

Management's Discussion and Analysis of Financial Conditions and Results of
---------------------------------------------------------------------------
Operations
----------

Financial Condition
-------------------

Total Assets at March 31, 1998 amounted to $393.5 million as compared to $372.9 million at September 30, 1997, a increase of $20.6 million or 5.5%. During the quarter ended December 31, 1997, the Bank sold its Beaufort branch. The following summarizes the fair value of assets sold, liabilities transferred and cash paid in the transaction:

                                                                 (In thousands)

 Liabilities Transferred
   Deposits                                                          $  15,510
   Other                                                                    11
                                                                     ---------
                                                                        15,521
 Assets Sold
   Loans                                                                 8,435
   Other                                                                    27
                                                                     ---------
                                                                         8,462
 Deposit Base Premium                                                    1,512
                                                                     ---------
      Net Cash Paid                                                  $   5,547
                                                                     =========

Loans receivable decreased by $6.1 million or 2.4% from $252.3 million to $246.2 million. The decrease in loans is primarily attributable to the branch sale.

The following table sets forth selected data relating to the composition of the Bank's loan portfolio at the dates indicated.

                                                    March 31,      September 30,
                                                      1998             1997
                                                   ----------      -------------
                                                          (In thousands)
   Real Estate
      Mortgage                                     $  204,590       $  207,391
      Construction                                      4,227            8,462
   Consumer                                            30,710           29,131
   Commercial business                                 14,526           13,525

   Less:
   Undisbursed loan proceeds                            3,846            2,891
   Deferred loan fees                                     237              273
   Allowance for loan losses                            3,814            3,009
                                                   ----------       ----------
      Total                                        $  246,156       $  252,336
                                                   ==========       ==========

As of March 31, 1998 and September 30, 1997, there were no concentrations of loans in any types of industry which exceeded 10% of the Bank's total loans that are not disclosed as a loan category.

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
              ---------------------------------------------------


Loans are placed on non-accrual status when, in the opinion of management, the collection of interest is doubtful. As of March 31, 1998 and September 30, 1997, the Bank had non-accrual loans in the amount of $666,000 and $981,000, respectively. Interest income that was foregone on the non-accrual loans that would have been recorded if the loans had been current in accordance with their original terms amounted to $51,993 and $60,274 at March 31, 1998 and September 30, 1997, respectively. Interest income recognized on non-accrual loans amounted to $12,318 and $37,792 for the periods ended March 31, 1998 and September 30, 1997, respectively.

There were no loans which were not classified as non-accrual or restructured at March 31, 1998 or September 30, 1997 which may be so classified in the near future because of management concerns as to the ability of the borrowers to comply with repayment terms.

Deposits increased by $23.1 million or 7.2% during the six month period to $343.9 million at March 31, 1998 from $320.8 million at September 30, 1997. After a decrease in deposits attributable to the branch sale of $15.5 million, deposits increased by $38.6 million in the six month period. The Bank opened a new branch in the North Myrtle Beach area which accounts for a portion of the deposit growth.

Federal Home Loan Bank advances decreased to $22.0 million at March 31, 1998, from $27.2 million at September 30, 1997.

Stockholders' Equity increased by $1.9 million which equaled net income for the period of $2.2 million less a decrease in unrealized gain on available for sale investments of $305,000. Book value per share at March 31, 1998, was $35.02 as compared to $32.28 at September 30, 1997.

Results of Operations
---------------------

Interest income for the six months ended March 31, 1998, amounted to $14.9 million as compared to $13.5 million for the six months ended March 31, 1997. The increase in interest income equaled $1.4 million or 10.0%. The primary reason was an increase in interest-earning assets and a change in the mix of the Bank's interest-earning assets in the higher interest-earning categories. Interest expense for the six months ended March 31, 1998, amounted to $8.1 million as compared to $7.3 million for the comparative six month period of 1997. The increase in interest expense equaled $845,000 or 11.6%. Interest on deposits increased by $970,000 or 15.1% due to an increase in interest-bearing liabilities. Interest on FHLB advances for the 1998 period was $725,000 as compared to $850,000 for the 1997 period. Net interest income for the 1998 period was $6.7 million as compared to $6.2 million for the 1997 period. The increase of $504,000 equaled 8.1%.

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
              ---------------------------------------------------


The following table sets forth an analysis of the Bank's allowance for loan losses for the period indicated.

                                        Six Months   Six Months
                                             Ended        Ended      Year Ended
                                         March 31,    March 31,   September 30,
                                              1997         1998            1997
                                       -----------  -----------     -----------
                                                    (In thousands)
Balance at beginning of period         $     2,364  $     3,009     $     2,364
                                       -----------  -----------     -----------

   Loans charged off:
      Real estate                              260           21             272
      Consumer                                  83          120             182
      Commercial                                12          355             463
                                       -----------  -----------     -----------
         Total charge-offs                     355          496             917
                                       -----------  -----------     -----------
   Recoveries                                  107          226             134
                                       -----------  -----------     -----------
   Provision for loan losses                   490        1,075           1,428
                                       -----------  -----------     -----------
   Balance at end of period            $     2,606  $     3,814     $     3,009
                                       ===========  ===========     ===========

   Ratio of net charge-offs to
    average loans outstanding
    during the period                          .11%         .11%            .33%
                                       ===========  ===========     ===========

Management of the Bank continually reviews the adequacy of the allowance for loan losses. Factors considered in evaluating the adequacy of the allowance for loan losses include specific reviews of delinquent loans and other loans with known problems, composition of First Palmetto's loan portfolio, general economic conditions which may affect the borrower's ability to repay and the value of the collateral and other factors affecting the loan portfolio. The Bank provided for several large loan losses in the 1998 period.

Other income for the two comparative periods increased by $1.1 million, equaling $2.6 million for the 1998 period and $1.5 million for the 1997 period. The primary reason for the increase was the gain on the sale of a branch in the 1998 period amounting to $784,000 and the gain on sale of investments for the 1998 period of $632,000.

Other expenses increased $177,000, amounting to $4.8 million for the six months ended March 31, 1998, and $4.6 million for the six months ended March 31, 1997.

Earnings per share, using the weighted average method, were $3.17 for the 1998 period compared to $2.44 for the 1997 period.

The effective tax rate for the 1998 period was 35.9% as compared to 36.6% for the 1997 period.

Interest income for the three months ended March 31, 1998 amounted to $7.5 million as compared to $6.8 million for the three months ended March 31, 1997. The increase in interest income is primarily attributable to an increase in the volume of interest-earning assets. Interest expense amounted to $4.1 million for the 1998 period as compared to $3.6 million for the 1997 period.

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
              ---------------------------------------------------


Management makes provisions for loan losses in amounts sufficient to maintain the Bank's allowance for loan losses at adequate amounts to provide for estimated potential losses in the loan portfolio. Management provided $404,000 in the 1998 period as compared to $365,000 in the 1997 period.

Other income increased to $749,000 for the 1998 period compared to $793,000 for the 1997 period.

Other expenses remained stable during the comparative periods amounting to $2.4 million for the 1998 period as compared to $2.2 million for the 1997 period.

The effective tax rate for the 1998 period was 35.8% as compared to 35.2% for the 1997 period.

Liquidity
---------

The Bank's liquidity ratio as defined by the Federal Home Loan Bank Regulations was 14% for March 31, 1998, which exceeded the 5% regulatory requirements. The Bank does not know of any demands, commitments, events or uncertainties that would have a materially adverse effect on its liquidity. Customer deposits, loan principal repayments, loan sales and Federal Home Loan Bank advances are the primary sources of the Bank's liquidity, and it is anticipated that these will be adequate to meet the Bank's needs.

Capital Resources
-----------------

The Bank does not presently have any material commitments for capital expenditures.

Regulatory Capital Requirements
-------------------------------

The following table sets forth the Bank's capital position relative to its various minimum regulatory capital requirements at March 31, 1998.

                                                                    Percent of
                                                           Amount    Assets (a)
                                                        ---------  ------------
                                                         (Dollars in thousands)
            Tangible Capital                            $  21,985         5.59%
            Tangible Capital Requirement                    5,899         1.50
                                                        ---------    ---------
              Excess                                    $  16,086         4.09%
                                                        =========    =========

            Core Capital                                $  22,565         5.73%
            Core Capital Requirement                       11,814         3.00
                                                        ---------    ---------
              Excess                                    $  10,751         2.73%
                                                        =========    =========

            Total Capital (i.e., Core and
             Supplementary Capital)                     $  25,316        11.56%
            Risk-Based Capital Requirement                 17,523         8.00
                                                        ---------    ---------
              Excess                                    $   7,793         3.56%
                                                        =========    =========

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


Item 2.  Changes in Securities
         ---------------------

         None


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         First Palmetto monitors whether material changes in market risk have occurred since year-end. First Palmetto does not believe that material changes in market risk exposures occurred during the three months ended March 31, 1998.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Items as described in First Palmetto Financial Corporation's Proxy Statement pertaining to the Annual Meeting held on February 23, 1998 were passed as recommended by the Board of Directors of the Corporation. These items concerned the election of directors.


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



                                       First Palmetto Financial Corporation
                                       ------------------------------------



DATED:            5/13/98              By: /s/ Samuel R. Small
            -------------------            -------------------------------------
                                           Samuel R. Small
                                           President and Chief Executive Officer



DATED:            5/13/98              By: /s/ Steve G. Williams, Jr.
            -------------------            -------------------------------------
                                           Steve G. Williams, Jr.
                                           Chief Financial Officer