Form 10-Q
period 1998-06-30
FIRST PALMETTO FINANCIAL CORP
filed 1998-08-13
CIK 864927

                                   FORM 10-Q

                       SECURITIES and EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                    Federal Home Loan Bank
June 30, 1998                                            Docket Number 1509



                      FIRST PALMETTO FINANCIAL CORPORATION
                      ------------------------------------

             (Exact Name of Registrant As Specified In Its Charter)



       Delaware                                          57-0921284
----------------------------             ---------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)


407 DeKalb Street
Camden, South Carolina 29020                         (803) 432-2265
----------------------------             ---------------------------------------

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

                (1) Yes  X   No
                        ----    ---

                (2) Yes  X   No
                        ----    ---


Number of shares of common stock outstanding as of July 16, 1998  708,010.
                                                                  -------

                                     INDEX
                                     -----



Part I - Financial Information                                 Page
------                                                         ----

Consolidated Statement of Financial Condition as of
  June 30, 1998 and September 30, 1997                           1


Consolidated Statement of Income for the Three Months
  Ended June 30, 1998 and 1997 and the Nine Months Ended
  June 30, 1998 and 1997                                         2


Consolidated Statement of Cash Flows for the
  Nine Months Ended June 30, 1998 and 1997                     3-4


Notes to Consolidated Financial Statements                       5


Management's Discussion and Analysis of Financial
  Condition and Results of Operations                          6-9


Part II- Other Information                                      10
-------

Signatures                                                      11
----------

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
           CONSOLIDATED STATEMENT of FINANCIAL CONDITION (UNAUDITED)

                                                      June 30,   September 30,
                                                          1998            1997
                                                      --------   -------------
ASSETS                                                          (In Thousands)

Cash and due from banks                               $  7,135   $       6,721
Interest-bearing deposits in other banks                21,170          18,085
Certificates of deposit in other banks                     100             399
Available-for-sale securities (cost of $422 at
 September 30, 1997)                                         -             907
 Investment securities (market value of
  $41,685 and $48,430 at June 30, 1998,
  and September 30, 1997, respectively)                 41,327          47,918
 Mortgage-backed securities held for
  investment (market value of $95,533
  and $36,693 at June 30, 1998 and September 30,
  1997 respectively)                                    94,652          32,367
 Loans, net of allowance for loan losses of
  $4,353 and $3,009 at June 30, 1998
  and September 30, 1997, respectively                 255,208         252,336

 Accrued interest receivable                             2,852           2,726
 Real estate acquired in settlement of loans               478             332
 Stock in Federal Home Loan Bank ("FHLB")                3,333           2,030
 Premises and equipment                                  6,186           6,071
 Intangible assets                                         952           2,044
 Prepaid expenses and other assets                       1,540           1,012
                                                      --------   -------------
      Total assets                                    $434,933   $     372,948
                                                      ========   =============

LIABILITIES and STOCKHOLDERS' EQUITY
 Deposits                                             $339,276   $     320,769
 FHLB advances                                          66,667          27,233
 Accrued expenses and other liabilities                  3,368           2,091
                                                      --------   -------------
      Total liabilities                                409,311         350,093
                                                      --------   -------------

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value, 500,000
  shares authorized, none issued and outstanding             -               -
 Common stock, $.01 par value, 1,500,000
  shares authorized, 748,014 shares issued at
  June 30, 1998 and September 30, 1997                       7               7
 Additional paid-in capital                              6,680           6,680
 Retained earnings, substantially restricted            19,560          16,488
 Unrealized gain on available-for-sale
  securities                                                 -             305
 Treasury stock, at cost (40,004 shares at
  June 30, 1998 and September 30, 1997)                   (625)           (625)

                                                      --------   -------------
      Total stockholders' equity                        25,622          22,855
                                                      --------   -------------
      Total liabilities and stockholders'
       equity                                         $434,933   $     372,948
                                                      ========   =============

                See Notes to Consolidated Financial Statements

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                  CONSOLIDATED STATEMENT of INCOME (UNAUDITED)



                             Three Months Three Months  Nine Months  Nine Months
                                    Ended        Ended        Ended        Ended
                                 June 30,     June 30,     June 30,     June 30,
                                     1998         1997         1998         1997
                             ------------ ------------  -----------  -----------
                                (In thousands, except per share and number of
                                                shares data)

Interest income
 Loans                       $      5,768 $      5,476  $    17,069  $    15,902
 Investments securities               719          815        2,327        2,403
 Mortgage-backed securities         1,025          531        2,216        1,615
 Other                                367          229        1,133          648
                             ------------ ------------  -----------  -----------
   Total interest income            7,879        7,051       22,745       20,568
                             ------------ ------------  -----------  -----------

Interest expense
 Deposits                           3,882        3,377       11,285        9,810
 FHLB advances                        526          357        1,251        1,207
                             ------------ ------------  -----------  -----------
   Total interest expense           4,408        3,734       12,536       11,017
                             ------------ ------------  -----------  -----------
 Net interest income                3,471        3,317       10,209        9,551
 Provision for loan losses            500          225        1,575          715
                             ------------ ------------  -----------  -----------
 Net interest income after
 provision for loan losses          2,971        3,092        8,634        8,836
                             ------------ ------------  -----------  -----------

Other income
 Service charges                      334          296          971          875
 Loan servicing                       103          127          358          366
 Gain on sale of loans                175           62          352          132
 Gain on sale of
  available-for-sale
  securities                            -            -          632          254
 Miscellaneous                         18           42          940          429
                             ------------ ------------  -----------  -----------
   Total other income                 630          527        3,253        2,056
                             ------------ ------------  -----------  -----------

Other expense
 Compensation and fringe
  benefits                          1,012        1,032        3,081        2,986
 Net occupancy                        325          406          886          908
 Data processing fees                 232          195          579          594
 Telephone, postage, and
  supplies                            140          151          427          428
 Amortization of tangible
  assets                              121          122          364          475
 Federal and other
  insurance premiums                   76           76          236          284
 Miscellaneous                        398          271        1,512        1,182
                             ------------ ------------  -----------  -----------
   Total other expense              2,304        2,253        7,085        6,857
                             ------------ ------------  -----------  -----------
Income before income taxes          1,297        1,366        4,802        4,035
Income taxes                          471          509        1,730        1,487
                             ------------ ------------  -----------  -----------
NET INCOME                   $        826 $        857  $     3,072  $     2,548
                             ============ ============  ===========  ===========

EARNINGS PER SHARE           $       1.17 $       1.24  $      4.34  $      3.68
                             ============ ============  ===========  ===========

Weighted average number of
 shares                           708,010      693,010      708,010      693,013
                             ============ ============  ===========  ===========

                See Notes to Consolidated Financial Statements

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                CONSOLIDATED STATEMENT of CASH FLOWS (UNAUDITED)



                                                     Nine Months   Nine Months
                                                           Ended         Ended
                                                        June 30,      June 30,
                                                            1998          1997
                                                     -----------  ------------
                                                            (In thousands)

Cash flows from operating activities:
 Net income                                          $     3,072  $      2,548
 Adjustments to reconcile net income to net
  cash provided by operating activities
   Decrease in deferred loan fees (net)                      (20)           (6)
   Accretion and amortization of investment
    discounts and premiums (net)                            (137)         (193)
   Provision for loan losses                               1,575           715
   Gain on sale of loans                                    (352)         (133)
   Gain on sale of branch                                   (784)            -
   Gain on sale of available-for-sale securities            (632)         (254)
   Gain on sale of real estate acquired in
    settlement of loans                                        -           (29)
   Depreciation                                              407           402
   Amortization of intangible assets                         364           475
   Proceeds from sale of loans                            20,175         7,586
   Originations and principal repayments of loans
    held for sale (net)                                  (19,823)       (7,453)
   Increase in accrued interest receivable                  (126)         (131)
   (Increase) decrease in prepaid expenses and
    other assets                                             (75)          295
   Decrease in accrued expenses and other
    liabilities                                            1,281        (1,240)
                                                     -----------  ------------
      Net cash provided by operating activities            4,925         2,582
                                                     -----------  ------------

Cash flows from investing activities:
 Net decrease in certificates of deposits                    299             -
 Purchases of available-for-sale securities                 (250)            -
 Proceeds from sale of available-for-sale
  securities                                               1,304           426
 Proceeds from maturities of investment securities        26,074        10,000
 Purchases of investment securities                      (19,346)      (10,105)
 Purchases of mortgage-backed securities                 (70,845)       (1,550)
 Principal repayments on mortgage-backed securities        8,560         3,974
 Net increase in loans                                   (13,328)      (22,536)
 Decrease in FHLB stock                                   (1,304)           93
 Proceeds from sale of real estate acquired in
  settlement of loans                                        321           501
 Proceeds from sale of premises and equipment                 83             -
 Purchase of real estate held for development               (277)            -
 Capital expenditures for premises and equipment            (630)         (748)
 Sale of branch                                           (5,547)            -
                                                     -----------  ------------
      Net cash used in investing activities              (74,886)      (19,945)
                                                     -----------  ------------

                See Notes to Consolidated Financial Statements

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                CONSOLIDATED STATEMENT of CASH FLOWS (UNAUDITED)


                                                     Nine Months   Nine Months
                                                           Ended         Ended
                                                        June 30,      June 30,
                                                            1998          1997
                                                     -----------   -----------
                                                           (In thousands)

Cash flows from financing activities:
 Net increase in deposits                                 34,028        20,912
 Proceeds from FHLB advances                              44,633             -
 Repayment of FHLB advances                               (5,200)      (11,317)
                                                     -----------   -----------
      Net cash provided by financing activities           73,461         9,595
                                                     -----------   -----------

      Net increase (decrease) in cash and cash
       equivalents                                         3,500        (7,768)

      Cash and cash equivalents at beginning of
       the period                                         24,805        22,516
                                                     -----------   -----------

      Cash and cash equivalents at end of the
       period                                        $    28,305   $    14,748
                                                     ===========   ===========

Supplemental disclosures of cash flow information:

 Cash paid during the year for:
   Interest (net of capitalization)                  $    12,355   $    11,048
                                                     ===========   ===========

   Income taxes                                      $     1,102   $     1,620
                                                     ===========   ===========


Supplemental schedule of noncash operating, investing and financing activities:

   Loans transferred to real estate acquired in
    settlement of loans                              $       467   $       323
                                                     ===========   ===========

   Decrease in unrealized gain on available for
    sale securities                                  $       305   $        28
                                                     ===========   ===========

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

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY

Management's Discussion and Analysis of Financial Conditions and Results of
---------------------------------------------------------------------------
Operations
----------

Financial Condition
-------------------

Total Assets at June 30, 1998 amounted to $434.9 million as compared to $372.9 million at September 30, 1997, a increase of $62 million or 17%.

Mortgage-backed securities increased to $94.7 million at June 30, 1998 from $32.4 million at September 30, 1997. This increase of $62.3 million was funded by FHLB advances and an increase in deposits.

Loans receivable increased by $2.9 million or 1% from $252.3 million to $255.2 million. This increase in loans is primarily attributable to increased real estate mortgage loan demand.

The following table sets forth selected data relating to the composition of the Bank's loan portfolio at the dates indicated.

                                June 30,  September 30,
                                  1998        1997
                                --------  -------------
                                    (In thousands)
   Real Estate
      Mortgage                  $212,665       $207,391
      Construction                 5,313          8,462
   Consumer                       29,811         29,131
   Commercial business            15,388         13,525

   Less:
   Undisbursed loan proceeds       3,363          2,891
   Deferred loan fees                253            273
   Allowance for loan losses       4,353          3,009
                                --------       --------

      Total                     $255,208       $252,336
                                ========       ========

As of June 30, 1998 and September 30, 1997, there were no concentrations of loans in any types of industry which exceeded 10% of the Bank's total loans that are not disclosed as a loan category.

Loans are placed on non-accrual status when, in the opinion of management, the collection of interest is doubtful. As of June 30, 1998 and September 30, 1997, the Bank had non-accrual loans in the amount of $1.0 million and $981,000, respectively. Interest income that was foregone on the non-accrual loans that would have been recorded if the loans had been current in accordance with their original terms amounted to $41,000 and $60,000 at June 30, 1998 and September 30, 1997, respectively. Interest income recognized on non-accrual loans amounted to $15,000 and $38,000 for the periods ended June 30, 1998 and September 30, 1997, respectively.

There were no loans which were not classified as non-accrual or restructured at June 30, 1998 or September 30, 1997 which may be so classified in the near future because of management concerns as to the ability of the borrowers to comply with repayment terms.

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY

Deposits increased by $18.5 million or 5.7% during the nine month period to $339.3 million at June 30, 1998 from $320.8 million at September 30, 1997.

FHLB advances increased to $66.7 million at June 30, 1998, from $27.2 million at September 30, 1997.

Stockholders' Equity increased by $2.8 million which equaled net income for the period of $3.1 million less a decrease in unrealized gain on available for sale investments of $300,000. Book value per share at June 30, 1998, was $36.19 as compared to $32.28 at September 30, 1997.

Results of Operations
---------------------

Interest income for the nine months ended June 30, 1998, amounted to $22.7 million as compared to $20.6 million for the nine months ended June 30, 1997. The increase in interest income equaled $2.1 million or 10.5%. The primary reason was an increase in interest-earning assets. Interest expense for the nine months ended June 30, 1998, amounted to $12.5 million as compared to $11.0 million for the comparative nine month period of 1997. The increase in interest expense equaled $1.5 million or 13.7%. Interest on deposits increased by $1.5 million or 15% due to an increase in interest-bearing liabilities. Interest on FHLB advances for the 1998 period was $1.3 million as compared to $1.2 million for the 1997 period. Net interest income for the 1998 period was $10.2 million as compared to $9.6 million for the 1997 period. The increase of $658,000 equaled 6.8%.

The following table sets forth an analysis of the Bank's allowance for loan losses for the period indicated.

                                   Nine Months   Nine Months
                                         Ended         Ended       Year Ended
                                      June 30,      June 30,    September 30,
                                          1997          1998             1997
                                  ------------  ------------  ---------------
                                                (In thousands)
Balance at beginning of period    $      2,364  $      3,009  $         2,364
                                  ------------  ------------  ---------------

   Loans charged off:
      Real estate                          273            25              272
      Consumer                             128           152              182
      Commercial                            12           355              463
                                  ------------  ------------  ---------------
         Total charge-offs                 413           532              917
                                  ------------  ------------  ---------------
   Recoveries                              121           301              134
                                  ------------  ------------  ---------------

   Provision for loan losses               715         1,575            1,428
                                  ------------  ------------  ---------------
   Balance at end of period       $      2,787  $      4,353  $         3,009
                                  ============  ============  ===============

   Ratio of net charge-offs to
    average loans outstanding
    during the period                     .12%          .12%             .33%
                                  ============  ============  ===============

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY

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

Other income for the two comparative periods increased by $1.2 million, equaling $3.3 million for the 1998 period and $2.1 million for the 1997 period. The primary reason for the increase was a gain on the sale of a branch amounting to $784,000 and a gain of $623,000 on the sale of available-for-sale securities.

Other expenses increased $228,000, amounting to $7.1 million for the nine months ended June 30, 1998, and $6.9 million for the nine months ended June 30, 1997. Increases in operating expenses were primarily related to compensation and other fringe benefits due to increased salaries accounted for by the addition of several employees with branch openings and to normal salary increases.

Earnings per share, using the weighted average method, were $4.34 for the 1998 period compared to $3.68 for the 1997 period.

The effective tax rate for the 1998 period was 36% as compared to 36.8% for the 1997 period.

Interest income for the three months ended June 30, 1998 amounted to $7.9 million as compared to $7.1 million for the three months ended June 30, 1997. The increase in interest income is primarily attributable to an increase in the volume of interest-earning assets primarily mortgage-backed securities for the 1998 period. Interest expense amounted to $4.4 million for the 1998 period as compared to $3.7 million for the 1997 period.

Management makes provisions for loan losses in amounts sufficient to maintain the Bank's allowance for loan losses at adequate amounts to provide for estimated potential losses in the loan portfolio. Management provided $500,000 in the 1998 period as compared to $225,000 in the 1997 period. During the 1998 period, the Bank experienced several large loan losses which were provided for in this period.

Other income increased to $630,000 for the 1998 period compared to $527,000 for the 1997 period.

Other expenses remained stable during the comparative periods amounting to $2.3 million for the 1998 period as compared to $2.3 million for the 1997 period.

The effective tax rate for the 1998 period was 36.3% as compared to 37.3% for the 1997 period.

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY

Liquidity
---------

The Bank's liquidity ratio as defined by the Federal Home Loan Bank Regulations was 13.50% for June 30, 1998, which exceeded the 5% regulatory requirements.
The Bank does not know of any demands, commitments, events or uncertainties that would have a materially adverse effect on its liquidity. Customer deposits, loan principal repayments, loan sales and Federal Home Loan Bank advances are the primary sources of the Bank's liquidity, and it is anticipated that these will be adequate to meet the Bank's needs.

Capital Resources
-----------------

The Bank does not presently have any material commitments for capital expenditures.

Regulatory Capital Requirements
-------------------------------

The following table sets forth the Bank's capital position relative to its various minimum regulatory capital requirements at June 30, 1998.

                                                        Percent of
                                               Amount   Assets (a)
                                              -------  -----------
                                             (Dollars in thousands)
            Tangible Capital                  $24,081         5.3%
            Tangible Capital Requirement        8,704         2.0
                                              -------  -----------
              Excess                          $15,377         3.3%
                                              =======  ===========

            Core Capital                      $23,478         5.4%
            Core Capital Requirement           17,383         4.0
                                              -------  -----------
              Excess                          $ 6,095         1.4%
                                              =======  ===========

            Total Capital (i.e., Core and
             Supplementary Capital)           $26,435        11.2%
            Risk-Based Capital Requirement     18,815         8.0
                                              -------  -----------
              Excess                          $ 7,620         3.2%
                                              =======  ===========

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


Item 2.  Changes in Securities
         ---------------------

         None


Item 3.  Quantitative and Quantitative Disclosures about Market Risk
         ------------------------------------------------------------

         First Palmetto monitors whether material changes in market risk have occurred since year-end. First Palmetto does not believe that material changes in market risk exposures occurred during the three months ended June 30, 1998.


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



                                  First Palmetto Financial Corporation
                                  ------------------------------------


DATED:      8/11/98               By:  /s/ Samuel R. Small
      --------------------           -------------------------------------
                                     Samuel R. Small
                                     President and Chief Executive Officer



DATED:      8/11/98               By:  /s/ Steve G. Williams, Jr.
      --------------------           -------------------------------------
                                     Steve G. Williams, Jr.
                                     Chief Financial Officer