Form 10-K
period 1998-09-30
FIRST PALMETTO FINANCIAL CORP
filed 1998-12-28
CIK 864927

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998
                         Commission File Number: 0-18932

                      FIRST PALMETTO FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                               57-0921284
---------------------------------                 -------------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification No.)

    407 DeKalb Street, Camden, S.C.                    29020
----------------------------------------             ----------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of its 10-K or any amendments to this Form 10-K.[X]

     The registrant's voting stock is not regularly and actively traded in any established market, and there are no regularly quoted bid and asked prices for the registrant's voting stock. As of November 4, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the most recent privately negotiated sales prices known to management, was approximately $20.1 million (393,410 shares at $51.00 per share). It is assumed for purposes of this calculation that all of the registrant's directors and executive officers are affiliates of the registrant.

     As of November 4, 1998 there were issued and outstanding 708,010 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1998 (the "Annual Report"). (Parts I and II)
2. Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders (PART III).

                                     PART I

ITEM 1.  Business

General

     First Palmetto Financial Corporation. First Palmetto Financial Corporation ("First Palmetto") was incorporated under the laws of the State of Delaware on January 24, 1990 but did not issue stock or begin operations until October 31, 1990.

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

     The Bank's main office is located at 407 DeKalb Street, Camden, South Carolina (telephone (803) 432-1416). First Palmetto also has fifteen branch offices in other South Carolina locations in Bishopville, Camden, Columbia, Darlington, Elgin, Irmo, Kershaw, Lancaster, Lexington, Lugoff, Manning, Myrtle Beach, Pageland and Pontiac.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

       Financial   Condition  Data.  The  following   tables  present   selected
consolidated financial information and other data for First Palmetto at the dates and for the periods indicated.

Consolidated Financial Condition Data

                                                                              At September 30,
                                             ------------------------------------------------------------------------------
                                                    1998           1997           1996            1995             1994
                                                    ----           ----           ----            ----             ----
                                                                               (In thousands)
Assets                                       $   433,745        $    372,948    $    344,547    $    323,183   $    278,056
Loans, net                                       263,989             252,336         227,209         198,373        163,649
Cash and investment securities (a)                56,944              74,030          70,519          71,807         72,826
Mortgage-backed securities                        95,862              32,367          33,010          39,410         31,159
Deposits                                         343,947             320,769         288,157         267,313        225,417
Federal Home Loan Bank advances                   60,667              27,233          32,550          33,367         31,000
Stockholders' equity, substantially
  restricted                                      25,169              22,855          20,208          19,345         17,804
---------------------------------------------------------------------------------------------------------------------------

(a) Includes cash and due from banks, interest-bearing deposits in other banks, certificates of deposit in other banks, available-for-sale securities and investment securities.

Consolidated Summary of Operations

                                                                      Years Ended September 30,
                                               ----------------------------------------------------------------------------
                                                   1998           1997           1996            1995             1994
                                               ------------   ------------   ------------    ------------   ---------------
                                                                        (In thousands, except per share data)

   Interest income                             $     31,026   $     27,902   $     26,016    $     22,794   $     16,890
   Interest expense                                  17,275         15,025         14,186          12,483          8,213
                                               ------------   ------------   ------------    ------------   ------------
   Net interest income                               13,751         12,877         11,830          10,311          8,677
   Provision for loan losses                          2,262          1,428            885             482            523
                                               ------------   ------------   ------------    ------------   ------------
   Net interest income after
     provision for loan losses                       11,489         11,449         10,945           9,829          8,154
   Other income                                       3,904          2,636          2,255           1,934          1,651
   Other expense                                      8,861          8,846          9,993           8,105          6,597
   Income tax expenses                                2,354          1,909          1,195           1,300          1,184
   Cumulative effect of change
     in accounting principle                              -              -              -               -            243
                                               ------------   ------------   ------------    ------------   ------------
   Net income                                  $      4,178   $      3,330   $      2,012    $      2,358   $      2,267
                                               ============   ============   ============    ============   ============
   Net income per common share-basic           $       5.90   $       4.80   $       2.90    $       3.40   $       3.36
                                               ============   ============   ============    ============   ============
   Book value per common share-basic           $      35.55   $      32.28   $      29.16    $      27.90   $      25.68
                                               ============   ============   ============    ============   ============
   Dividends per share                         $       2.20   $       1.90   $       1.60    $       1.40   $       1.25
                                               ============   ============   ============    ============   ============

Financial Ratios
                                                For the year ended September 30,
                                                --------------------------------
                                                    1998       1997       1996
                                                    ----       ----       ----

Return on average assets (net income
   divided by average total assets)                 1.04%       .93%      .61%

Return on average equity (net income
   divided by average equity)                      17.40%     15.68%    10.33%

Dividend payout ratio (dividends declared
   divided by net income)                             37%        40%       55%

Average equity-to-average assets ratio (average
   equity divided by average total assets)          5.95%      6.00%     5.87%

LENDING ACTIVITIES

     General. First Palmetto offers residential, construction, commercial real estate, installment and commercial business loans.

     Loan Portfolio Data. The following table sets forth selected data relating to the composition of First Palmetto's loan portfolio by type of loan and type of security at the dates indicated.

                                                                               At September 30,
                                ----------------------------------------------------------------------------------------------------
                                         1998                  1997               1996                 1995             1994
                                         ----                  ----               ----                 ----             ----
                                                                              (Dollars in thousands)
Type of Loan:
   Real estate loans:
     1-4 Family                 $   119,947    45.4%   $   129,244  51.2% $  123,155   54.2%   $ 106,264   53.6%    $ 98,649   60.2%
     Commercial                      97,557    37.0         78,147  31.0      62,043   27.3       56,489   28.4       43,347   26.6
     Construction                     9,127     3.5          8,462   3.4       8,695    3.8        5,431    2.7        6,716    4.1
   Commercial business               15,724     6.0         13,525   5.4      12,578    5.5       10,055    5.1        5,906    3.6
   Installment loans                 29,847    11.3         29,131  11.5      27,847   12.3       24,376   12.3       14,064    8.6
Less:
   Undisbursed loan proceeds          3,325     1.3          2,891   1.2       4,461    2.0        2,240    1.1        3,145    1.9
   Deferred loan fees                   239      .1            273    .1         284     .1          202     .1          233     .2
   Allowance for loan losses          4,649     1.8          3,009   1.2       2,364    1.0        1,800     .9        1,655    1.0
                                -----------  -------   ----------- -----  ----------  -----    ---------  -----     --------  -----
         Total                  $   263,989   100.00%  $   252,336 100.0% $  227,209  100.0%   $ 198,373  100.0%    $163,649  100.0%
                                ===========  =======   =========== =====  ==========  =====    =========  =====     ========  =====

     Large Loans. At September 30, 1998, First Palmetto's five largest loans ranged from $930,500 to $1.3 million. All of these loans were secured by real property in First Palmetto's primary market area.

     Sensitivities of Loans to Changes in Interest Rates. The following table sets forth certain information as of September 30, 1998, regarding the dollar amount of loans maturing in First Palmetto's portfolio based on their contractual terms to maturity, including scheduled repayments of principal.
Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.


                               Due            Due two
                           during the      through five     Due after five
                           year ending      years after       years after
                          September 30,   September 30,      September 30,
                               1999            1998             1998                 Total
                               ----            ----             ----                 -----
                                                  (In thousands)
Real Estate               $     64,734    $  105,022          $  53,550       $     223,306
Commercial Business              9,026         6,127                571              15,724
Installment                     13,000        16,307                540              29,847
                          ------------    ----------          ---------       -------------
       Total              $     86,760    $  127,456          $  54,661       $     268,877
                          ============    ==========          =========       =============

     The following table sets forth, as of September 30, 1998, the dollar amount of loans in First Palmetto's portfolio due more than one year after such date which had predetermined interest rates and had floating or adjustable interest rates. Floating or

                     Predetermined         Adjustable
                         Rates              Rates                 Total
                         -----              -----                 -----
                                     (In thousands)

Real Estate         $      110,170      $      48,402       $     158,572
Commercial                   6,204                494               6,698
Installment                 16,424                423              16,847
                    --------------      -------------       -------------
       Total        $      132,798      $      49,319       $     182,117
                    ==============      =============       =============

     Residential Loans. Residential loans, which comprised 45.4% of the loan portfolio or $119.9 million at September 30, 1998, are generally underwritten to the Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. Charge-offs for these type loans totaled $148,000 for the fiscal year ended September 30, 1998 and $272,000 for the previous year. Residential loans, the largest category of loans, represents the least amount of credit risk.

     Construction Loans. Construction loans totaled a net $5.8 million or 2.2% of the loan portfolio at September 30, 1998.

     During fiscal 1998, First Palmetto originated $12.9 million of construction loans, which represented 6.7% of its total loans originated during the period. Substantially all of First Palmetto's construction loan portfolio at September 30, 1998 consisted of loans secured by single-family dwellings.

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

     Commercial Real Estate Loans. First Palmetto's commercial real estate loan portfolio generally consists of income producing properties or owner occupied properties.

     Commercial real estate loans, including loans secured by multi-family apartment projects with more than four units, constituted approximately $97.6 million, or 37.0% of First Palmetto's net loan portfolio at September 30, 1998. This was an increase of $19.4 million from the previous year. These loans are typically secured by commercial real estate located in Kershaw or Richland County, South Carolina. Commercial real estate loans are generally made in amounts up to $1.0 million and are generally considered to involve higher risks than owner-occupied residential real estate loans. First Palmetto's largest single commercial real estate loan at September 30, 1998 was approximately $1.3 million. Commercial properties are evaluated based on whether the income produced would be sufficient to pay the scheduled payments.

     Installment Loans. Installment loans remained stable at $29.8 million at September 30, 1998. In originating consumer loans, First Palmetto focuses on a customer's debt obligations, ability and willingness to repay and general economic trends in evaluating credit request. Charge-offs on consumer loans totaled $394,000 and $182,000 for the fiscal years ended September 30, 1998 and 1997, respectively. Due to the higher credit risks and operating costs inherent in consumer loans, rates are generally higher than those required on residential and commercial loans.

     Commercial Business Loans. Commercial business loans increased from $13.5 million at September 30, 1997 to $15.7 million at September 30, 1998. As with commercial real estate loans, these type loans generally result in higher credit risk to First Palmetto. Commercial business loans are frequently unsecured or secured by inventory, accounts receivable and other types of personal property. In the event of default, the collateral, if any, may be difficult to liquidate at market prices. To manage this risk, First Palmetto assesses the financial condition of the borrower as well as the marketability of the collateral on the loan (if applicable) in evaluating the loan request. Restrictive debt covenants which limit such items as officers' salaries, working capital and equity capital are included in commercial business loan agreements.

     Charge-offs for commercial real estate and business loans totaled  $395,000
and  $463,000  for  the  fiscal  years  ended   September  30,  1998  and  1997,
respectively.

     First Palmetto originates commercial business loans on a limited basis.

     The following table sets forth loans and loan participations, purchased and sold by First Palmetto during the periods indicated

                                                                       Years Ended September 30,
                                               ---------------------------------------------------------------------------
                                                   1998           1997           1996            1995             1994
                                               ------------   ------------   ------------    ------------   --------------
                                                                             (In thousands)
Loans originated:
   Residential                                 $     82,713   $     64,476   $     71,530    $     39,039   $     71,653
   Residential construction                          12,922         12,396         14,747           9,079         11,909
   Commercial real estate,
     including construction                          75,065         50,960         35,235          43,248         35,977
   Consumer                                          22,391         19,935         19,456          19,838         13,387
                                               ------------   ------------   ------------    ------------   ------------
       Total loans originated                  $    193,091   $    147,767   $    140,968    $    111,204   $    132,926
                                               ============   ============   ============    ============   ============
Loans purchased                                $        -0-   $        -0-   $        -0-    $        -0-   $        -0-
                                               ============   ============   ============    ============   ============
Loans sold                                     $     29,961   $     11,764   $     16,210    $      9,227   $     36,176
                                               ============   ============   ============    ============   ============

     Non-Performing Assets and Asset Classification. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Management and the directors of First Palmetto review on a monthly basis individual loans which are classified as non-performing assets. Management also evaluates the adequacy of the allowance for loan losses based on specific review of delinquent loans and other loans with problems, composition of the Bank's loan portfolio, general economic conditions, value of collateral and other factors. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

     At September 30, 1998 and 1997, the recorded investment in loans that are considered to be impaired was $851,000 and $759,000, respectively. There was no specific allowance for credit losses related to the impaired loans as of September 30, 1998 and 1997. The average recorded investment in impaired loans during the years ended September 30, 1998 and 1997 was $923,000 and $396,000, respectively. Interest income recognized on the cash basis for impaired loans amounted to $127,000 and $27,000 for the years ended September 30, 1998 and 1997, respectively. Large groups of smaller-balance homogenous loans such as residential mortgages and consumer installment loans are not evaluated for impairment individually.

     First Palmetto had nonaccrual loans of approximately $636,000, $981,000, and $984,000, at September 30, 1998, 1997, and 1996, respectively. Foregone interest income related to nonaccrual loans for the years ended September 30, 1998, 1997 and 1996 amounted to $36,216, $60,274 and $94,868, respectively.
Interest income recognized on nonaccrual loans for the years ended September 30, 1998, 1997 and 1996 amounted to $25,025, $37,792 and $52,032, respectively.

     Real estate acquired by First Palmetto as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value. Thereafter, such properties are carried at lower of cost or fair value less estimated costs to sell. At September 30, 1998, real estate owned in the amount of $81,000 was secured by single family dwellings or land and $419,000 was secured by commercial property. All such property is located in First Palmetto's primary lending area and management is currently seeking to sell all property.

     At September 30, 1998, the allowance for loan losses totaled $4.6 million compared to $3.0 million at September 30, 1997. The allowance for loan losses as a percentage of loans was 1.73% and 1.18% at September 30, 1998 and 1997, respectively. Asset quality has improved for the comparative years with the ratio of non-performing assets to total assets decreasing to .26% at September 30, 1998 from .35% and .43% at September 30, 1997 and 1996, respectively. All of the allowance for loan losses has been allocated to general reserves. Approximately $1.7 million has been allocated to commercial properties, $300,000 has been allocated to consumer loans and the remainder of the allowance has been allocated to other loans.

     The provision for loan losses for fiscal 1998 was $2.3 million compared to $1.4 million for the preceding year. The increased provision for loan losses resulted from the higher level of loans outstanding and the continuing shift in the loan mix from lower risk residential lending to higher risk consumer and commercial lending. Also during the year, management has emphasized increasing loans with large balances as evidenced by six loans over $1.0 million at September 30, 1998, compared to one loan over $1.0 million at September 30, 1997. Net charge-offs to the allowance for loan losses were $622,000 during the fiscal year ended September 30, 1998, as compared to $783,000 for the year ended September 30, 1997. Management continually reviews the adequacy of the allowance for loan losses, considering such factors as reviews of delinquent loans and other loans with problems, composition of the Bank's loan portfolio, history of charge-offs, general economic conditions that may affect borrowers' ability to repay and the value of collateral.

     While First Palmetto believes it has established its existing allowances for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing First Palmetto's loan portfolio, will not request First Palmetto to adjust its allowance for loan losses, thereby impacting First Palmetto's financial condition and earnings.

     At September 30, 1998, there were no concentrations of loans in any types of industry which exceeded 10% of First Palmetto's total loans that were not otherwise disclosed as a loan category above. In addition, there were no loans which were not classified as non-accrual or restructured at September 30, 1998 which may be so classified in the near future because known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrowers to comply with the present loan repayment terms.

     The following table sets forth an analysis of First Palmetto's allowance for loan losses for the periods indicated.

                                                                       Years Ended September 30,
                                               ---------------------------------------------------------------------------
                                                   1998           1997           1996            1995             1993
                                               ------------   ------------   ------------    ------------   --------------
                                                                       (Dollars in thousands)
Balance at beginning of period                 $   3,009      $   2,364      $   1,800       $   1,655      $   1,480

Loans charged off:
  Residential                                        148            272             63              16             15
  Consumer                                           394            182            220             200            220
  Commercial                                         395            463            284             180            167
                                               ---------      ---------      ---------       ---------      ---------
     Total charge-offs                               937            917            567             396            402
                                               ---------      ---------      ---------       ---------      ---------
Recoveries
  Residential                                        209              -              -               2              2
  Consumer                                            51             54             52              30             30
  Commercial                                          55             80            194              27             22
                                               ---------      ---------      ---------       ---------      ---------
     Total recoveries                                315            134            246              59             54
                                               ---------      ---------      ---------       ---------      ---------
Provision for loan losses                          2,262          1,428            885             482            523
                                               ---------      ---------      ---------       ---------      ---------
Balance at end of period                       $   4,649      $   3,009      $   2,364       $   1,800      $   1,655
                                               =========      =========      =========       =========      =========
Ratio of net charge-offs to the
  allowance for loan losses                        13.4%          26.0%          13.6%           18.7%          21.0%
                                               =========      =========      =========       =========      =========
Ratio of net charge-offs to average
  loans outstanding during the period                .25%           .33%           .15%            .19%           .22%
                                               =========      =========      =========       =========      =========

     The following table sets forth information regarding First Palmetto's non-performing assets at the dates indicated.

                                                                               At September 30,
                                ----------------------------------------------------------------------------------------------------
                                         1998                  1997               1996                 1995             1994
                                         ----                  ----               ----                 ----             ----
                                         Percentage            Percentage         Percentage           Percentage         Percentage
                                             of                    of                  of                   of                 of
                                           Total                 Total               Total                Total              Total
                                Amount     Assets     Amount     Assets   Amount    Assets    Amount     Assets    Amount    Assets
                                ------     ------     ------     ------   ------    ------    ------     ------    ------    ------
                                                                                (Dollars in thousands)
Non-accrual loans               $  636      .14%      $  981      .26%    $  984      .29%     $  823     .25%      $  722    .26%
Accruing loans 90 days or
  more past due                      -        -            -        -          -        -           -       -            -      -
                                ------      ---       ------      ---     ------      ---      ------     ---       ------    ---
     Total                         636      .14          981      .26        984      .29         823     .25          722    .26
                                ------      ---       ------      ---     ------      ---      ------     ---       ------    ---
Other non-performing assets (a)    500      .12          332      .09        480      .14       1,031     .32        1,134    .41
                                ------      ---       ------      ---     ------      ---      ------     ---       ------    ---

Troubled debt restructurings         -        -            -        -          -        -           -       -            -      -
                                ------      ---       ------      ---     ------      ---      ------     ---       ------    ---
Total non-performing assets     $1,136      .26%      $1,313      .35%    $1,464      .43%     $1,854     .57%      $1,856    .67%
                                ======      ===       ======      ===     ======      ===      ======     ===       ======    ===

     (a) Other  non-performing  assets  represent  property  acquired  by  First
Palmetto through foreclosure or repossession. This property is initially recorded at the lower of its fair value or the cost of the related loan at time of foreclosure.

INVESTMENT ACTIVITIES

     Interest on investment securities, available-for-sale securities, interest-bearing deposits and mortgage- backed securities have provided First Palmetto's second largest source of revenue after interest on loans. Interest on such investments constituted 22.9%, 20.7% and 23.1% of the total interest and other revenues of First Palmetto in fiscal years 1998, 1997 and 1996, respectively. At September 30, 1998, investments, mortgage-backed securities, Federal Home Loan Bank ("FHLB") of Atlanta stock and interest-bearing deposits in other banks totaled $149.2 million or 34.4% of First Palmetto's total assets.

     In accordance with generally accepted accounting principles, First Palmetto reports its investments, other than investments available-for-sale, at cost as adjusted for discounts and unamortized premiums. Investments available-for-sale are reported at fair value.

     First Palmetto's mortgage-backed securities ("MBS") portfolio at September 30, 1998 was composed of adjustable rate mortgage ("ARM") MBS of $50.1 million and fixed rate MBS of $45.8 million. The ARM MBS have weighted average adjustment dates in the period from December, 1998 to June, 1999. At the present level of interest rates, the fixed rate MBS portfolio has a duration of less than two years. As interest rates increase, market value will decrease and the duration of the fixed rate portfolio will lengthen as borrowers are less likely to refinance the loans collateralizing the MBS. ARM MBS often experience decreased prepayments in rising interest rate environments as borrowers are less likely to fix their mortgage rates. Similar to fixed rate MBS, the ARM MBS decrease in value as rates rise, but not in the same magnitude, because the interest rate adjusts annually to market rate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- ASSET and LIABILITY MANAGEMENT and INTEREST RATE SENSITIVITY" in the Annual Report to Stockholders (Exhibit 13) for a discussion of First Palmetto's interest rate sensitivity risk and the associated prepayment risk.

     First Palmetto's MBS portfolio is classified as held to maturity and is therefore carried at amortized cost. Although these securities are in the held to maturity category, they are readily marketable and have a market value which is greater than their carrying value at September 30, 1998.

     As a member of the FHLB System, First Palmetto is required to maintain minimum levels of liquid assets specified by the OTS which vary from time to time. See "Regulation -- Savings Association Regulation -- Liquidity Requirements." The following table sets forth the carrying value of First Palmetto's interest-bearing deposits, available-for-sale securities, investment securities and mortgage-backed securities at September 30, 1998, 1997 and 1996. The market values of First Palmetto's interest-bearing deposits, investment securities and mortgage-backed securities at September 30, 1998 were $11.9 million, $38.5 million and $97.7 million, respectively.

     The following table sets forth the book values of First Palmetto's investments:

                                                          September 30,
                                            ------------------------------------
                                               1998        1997         1996
                                               ----        ----         ----
                                                           (In thousands)

Interest-bearing deposits                   $  11,992    $ 18,484    $   14,048
                                            =========    ========    ==========
Investment securities

U.S. Government and agency securities       $  37,969    $ 47,918    $   46,607
Available-for-sale investments                      -         907           997
                                            ---------    --------    ----------
       Total investments                    $  37,969    $ 48,825    $   47,604
                                            =========    ========    ==========

Mortgage-backed securities

FHLMC and FNMA                              $  95,777    $ 32,241    $   32,842
     Other                                         85         126           168
                                            ---------    --------    ----------
                                            $  95,862    $ 32,367    $   33,010
                                            =========    ========    ==========
FHLB of Atlanta stock                       $   3,333    $  2,030    $    2,122
                                            =========    ========    ==========

       The following table sets forth the amounts and maturities of First Palmetto's investments at September 30, 1998:

                                                          Due after         Due after
                                            Due in         one year        five years         Due
                                          one year          through           through        after
                                           or less       five years         ten years      ten years          Total
                                           -------       ----------         ---------      ---------          -----
                                                           (Dollars In thousands)
Investment securities                $    14,991      $     22,978      $      -          $       -        $   37,969
Mortgage-backed securities                     -               641        12,239             82,982            95,862
                                     -----------      ------------      --------          ---------        ----------
       Total                         $    14,991      $     23,619      $ 12,239          $  82,982        $  133,831
                                     ===========      ============      ========          =========        ==========

Weighted average yield                      6.73%             6.48%         6.55%              5.99%             6.22%
                                     ===========      ============      ========          =========        ==========

DEPOSITS

     Deposits. First Palmetto offers a number of deposit accounts, including statement, regular savings accounts, NOW/Checking, IRA accounts, money market accounts and certificate accounts ranging in maturity generally from 90 days to three years. Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit, with the related penalty for early withdrawal, and the interest rate. Deposits can also be affected by branch acquisitions, branch sales and the rates being offered for deposits compared to other investment opportunities.

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

     At September 30, 1998, First Palmetto had $40.2 million of fixed-rate certificates with remaining terms of one year or longer, or 11.7% of total deposits. Substantially all time deposits renew at maturity. As of September 30, 1998, there were no concentrations of deposits which would have a material impact on the Bank if they were not renewed.

     Interest rates paid, maturity terms, service fees and withdrawal penalties are established by First Palmetto on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors and growth goals.

     Management's current policy is to not accept brokered deposits, which are more likely to be withdrawn than deposits made by other depositors. At September 30, 1998, First Palmetto had no brokered deposits.

     Deposit Flow. The following table sets forth the changes in dollar amounts of deposits in the types of accounts offered by First Palmetto between the dates indicated.

                                  Percent                               Percent                                 Percent
                    September       of       Increase     September       of        Increase    September         of
                      30,1998    Deposits   (Decrease)    30, 1997     Deposits    (Decrease)    30, 1996      Deposits
                      -------    --------   ----------    --------     --------    ----------    --------      --------
                                                          (Dollars in thousands)


NOW checking
  and noninterest
  bearing
  checking         $ 60,266    17.5%     $      285        $ 59,981     18.6%       $  14,534   $ 45,447      15.8%
Money market
  deposit            19,511     5.7            (275)         19,786      6.2           (6,753)    26,539       9.2
Savings              22,482     6.5             444          22,038      6.9              (19)    22,057       7.7
Certificates
  of deposit        241,688    70.3          22,724         218,964     68.3           24,850    194,114      67.3
                  ---------   -----     -----------       ---------   ------      -----------   --------      -----
                  $ 343,947   100.0%    $    23,178       $ 320,769    100.0%     $    32,612   $288,157      100.0%
                  =========   =====     ===========       =========   ======      ===========   ========      =====

       The following table sets forth First Palmetto's average balances and interest rates based on daily balances during the periods indicated.

                                                                  Years Ended September 30,

                                              1998                        1997                           1996
                                  -------------------------- ----------------------------     ----------------------------
                                                    Average                       Average                          Average
                                    Average          Rate        Average           Rate         Average             Rate
                                    Balance          Paid        Balance           Paid         Balance             Paid
                                    -------          ----        -------           ----         -------             ----
                                                                 (Dollars in thousands)

Interest-bearing
  demand deposits                 $  57,075         2.63%    $      56,923         2.61%      $    54,503         2.53%
Savings deposits                     21,994         2.38            22,151         2.54            23,181         2.53
Time deposits                       229,975         5.71           203,052         5.60           183,357         5.65
                                  ---------                  -------------                    -----------
                                  $ 309,044         4.90%    $     282,126         4.76%      $   261,041         4.72%
                                  =========                  =============                    ===========

       The following table sets forth First Palmetto's time deposits classified by rates as of dates indicated.

                                           At September 30,
                         --------------------------------------------
                               1998           1997           1996
                               ----           ----           ----
                                            (In thousands)

Less than 3.00%          $           16  $          21  $          33
3.00% - 4.99%                    20,117          4,547         14,974
5.00% - 6.99%                   221,357        212,678        176,152
7.00% - 9.99%                       198          1,718          2,955
                         --------------  -------------  -------------
                         $      241,688  $     218,964  $     194,114
                         ==============  =============  =============

       The following table sets forth the amount and maturities of First Palmetto's time deposits at September 30, 1998.

                                       After one      After two
                         Through        through        through         After
Rate                    one year       two years    three years     three years       Total            Rate
----                    --------       ---------    -----------     -----------       -----            ----
                                                        (Dollars in thousands)
Less than 3.00%    $           4  $            9  $           1  $           2   $          16         2.32%
3.00% - 4.99%             20,115               2              -              -          20,117         4.86
5.00% - 6.99%            181,396          30,980          8,352            629         221,357         5.59
7.00% - 9.99%                  4              31             18            145             198         8.22
                   -------------  --------------  -------------  -------------   -------------
                   $     201,519  $       31,022  $       8,371  $         776   $     241,688         5.59%
                   =============  ==============  =============  =============   =============

       The following table indicates the amount of First Palmetto's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1998.

                                                        Certificates
Maturity                                                 of deposit
                                                        (In thousands)

Three months or less                                      $  17,931
Over three through six months                                17,353
Over six through twelve months                               12,892
Over twelve months                                           10,259
                                                          ---------
   Total                                                  $  58,435
                                                          =========

     In the year ended September 30, 1998, First Palmetto had new deposits of $1.5 billion, withdrawals of $1.5 billion and interest credited to the deposit accounts of $12.4 million resulting in a net increase of $38.7 million. New deposits volume includes rollovers of existing accounts.

     Borrowings. Deposits and loan sales and repayments are the primary sources of funds for First Palmetto's lending and investment activities and for its general purposes. First Palmetto also may rely upon advances (borrowings) from the FHLB of Atlanta to supplement its supply of lendable funds, meet deposit withdrawal requirements and to extend the term of its liabilities. The FHLB of Atlanta traditionally has served as First Palmetto's primary borrowing source. Advances from the FHLB of Atlanta are collateralized by First Palmetto's stock in the FHLB of Atlanta and a portion of First Palmetto's first mortgage loans. At September 30, 1998, the Bank had $60.7 million outstanding in FHLB advances all of which are fixed. Advances in the amount of $45.0 million include call provisions. The advances are to mature as follows:

                                                                      Weight
                                                                      Average
                                                                     Interest
                                                                     --------
                                                                     (Dollars
                                                                   in thousands)

 Maturing in the year ended September 30, 1999       $ 6,667           5.58%
 Maturing in the year ended September 30, 2000         1,000           6.02%
 Maturing in the year ended September 30, 2001         2,000           5.69%
 Maturing in the year ended September 30, 2004        31,000           5.73%
 Maturing in the year ended September 30, 2008        20,000           5.07%
                                                  ----------       --------
                                                  $   60,667           5.50%
                                                  ==========       ========

       The following table sets forth certain information regarding First Palmetto's FHLB advances:

                                  1998             1997              1996
                             -------------    -------------    ----------------
                             Amount   Rate    Amount   Rate    Amount      Rate
                             ------   ----    ------   ----    ------      ----
                                          (Dollars in thousands)
FHLB advances
   Balance at
    September 30,           $60,667   5.50%   $27,233   5.81%  $32,550     5.55%
   Average during year       33,572   6.27     28,906   5.56    33,202     5.59
   Maximum month-end
    balance during year      61,767      -     32,550      -    36,867        -

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

SUBSIDIARY ACTIVITIES

     The Bank is permitted by regulation to invest an amount equal to 2% of its assets in subsidiaries (service corporations), with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. In addition, associations meeting regulatory capital requirements and certain other tests may invest up to 50% of their net worth in conforming first mortgage loans to service corporations. At September 30, 1998, the net book value of the Bank's investments in stock, unsecured loans and conforming loans in its service corporation was $535,000.

     Palmetto State Service Corporation ("PSSC") was formed in 1976 for the purpose of investing in real estate for future development and/or sale. These investments are wholly owned by PSSC and do not represent joint ventures with First Palmetto. During fiscal 1998, PSSC had a net loss of $31,000. At September 30, 1998, First Palmetto had $500,000 invested in PSSC's common stock, and negative retained earnings in PSSC amounting to $350,000. PSSC is engaged in activities not permissible to national banks. For a discussion of the effect of this investment on First Palmetto's regulatory capital requirements, see "Regulation -- Savings Association Regulation -- Regulatory Capital Requirements."

     During the year ended September 30, 1996, the Bank dissolved First Service, Inc. and its wholly owned subsidiary Midlands Financial and Insurance Company, Inc.

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

     First Palmetto competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers and home builders. First Palmetto competes for deposits by offering depositors a wide variety of savings accounts, checking accounts, convenient office locations, drive-in facilities, tax-deferred retirement programs, travelers checks, money orders, safety deposit boxes and other services.

EMPLOYEES

     First Palmetto and its subsidiaries had 123 full time employees at September 30, 1998. None of First Palmetto's employees are represented by a collective bargaining agreement, and First Palmetto believes that it enjoys good relations with its personnel.

     First Palmetto currently maintains a comprehensive employee benefit program for qualified employees providing among other benefits, health insurance, life insurance, long-term disability insurance, pension plans and stock option plans.

SAVINGS ASSOCIATION REGULATION

     General. As a savings association, First Palmetto is subject to extensive regulation by the OTS for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations. First Palmetto must file reports with OTS describing its activities and financial condition. It is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

       Regulatory Capital Requirements. Under OTS regulations, savings associations must maintain Tier 1 (core) capital equal to 4.0% of adjusted total assets, Tier 1 (core) capital equal to 4.0% of "risk-weighted" assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 under the OTS examination rating system). For the purpose of these regulations, Tier 1 capital has the same definition as core capital. See "--Prompt Corrective Regulatory Action." Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of a savings association's intangible assets, with limited exceptions for mortgage servicing rights ("MSRs"), purchased credit card relationships and certain grandfathered intangible assets. Tangible capital is given the same definition as core capital. Core and tangible capital are further reduced by the amount of a savings association's debt and equity investments in subsidiaries engaged in activities not permissible for national banks.

     At September 30, 1998, First Palmetto's Tier 1 capital ratio to total assets was 5.58%, its Tier 1 capital ratio to risk-weighted assets was 9.84% and its total capital ratio to risk-weighted assets was 11.10%. At that date, First Palmetto had $491,000 of qualifying intangible assets and $535,000 of investments in and extensions of credit to subsidiaries engaged in activities not permissible for national banks. As of September 30,1998, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action.

     The following table reconciles the Bank's stockholders' equity under generally accepted accounting principles at September 30, 1998 to its Tier 1 capital and total regulatory capital.

                                                                     (Dollars
Stockholder's equity under generally                               in thousands)
   accepted accounting principles                                  $      25,189

Less:
   Deductible investments in and extensions of
     credit to subsidiary                                                    535
   Deductible intangible assets                                              967
   Disallowed servicing assets and deferred tax assets                        34
Add:
   Qualifying intangible assets                                              491
                                                                   -------------
Tier 1 (core) capital                                                     24,144
Add:
   Allowances for loan losses                                              3,086
                                                                   -------------
Total capital                                                      $      27,230
                                                                   =============
Tier 1 (core) capital as a percentage of adjusted total assets             5.58%
                                                                   =============
Tier 1 (core) capital as a percentage of risk-weighted assets              9.84%
                                                                   =============
Total capital as a percentage of risk-weighted assets                     11.10%
                                                                   =============

     The following table sets forth First Palmetto's capital position relative to its various minimum regulatory capital requirements at September 30, 1998.

                                                                   Percent of
                                                      Amount          Assets
                                                      ------          ------
                                                      (Dollars in thousands)

Tier 1 capital (to total assets)                    $  24,144           5.58%
Tier 1 capital requirement                             17,308           4.00
                                                    ---------    -----------
  Excess                                            $   6,836           1.58%
                                                    =========    ===========

Tier 1 capital (to risk-weighted assets)            $  24,144           9.84%
Tier 1 capital requirement                              9,814           4.00
                                                    ---------    -----------
  Excess                                            $  14,330           5.84%
                                                    =========    ===========
Total capital (i.e., core and
 supplementary capital) (to risk-weighted assets)   $  27,230          11.10%
Risk-based capital requirement                         19,628           8.00
                                                    ---------    -----------
  Excess                                            $   7,602           3.10%
                                                    =========    ===========

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

       In addition, the OTS risk-based capital requirements require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets. The OTS, however, has postponed indefinitely the date on which this interest rate risk component must be deducted from an institution's total capital.

     Federal Home Loan Bank System. First Palmetto is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB provides a central credit facility primarily for member associations. As a member of the FHLB of Atlanta, First Palmetto is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. First Palmetto was in compliance with this requirement with an investment in FHLB of Atlanta stock at September 30, 1998 of $3.3 million. As of September 30, 1998, First Palmetto had outstanding advances of $60.7 million from the FHLB of Atlanta.

     Liquidity Requirements. Savings associations are required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, qualifying mortgage-related securities and mortgage loans, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of their net withdrawable short-term savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. At September 30, 1998, First Palmetto exceeds the required liquidity percentage.

     Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA") requires all savings institutions to meet one of two Qualified Thrift Lender ("QTL") tests or suffer a number of sanctions, including restrictions on activities. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code (the "Code") by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the HOLA by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments." For purposes of the HOLA QTL test, portfolio assets are defined as total assets less the sum of intangibles, property used in the business of the savings institution and liquidity investments in an amount not exceeding 20% of total assets. Qualified Thrift Investments consist of among other things, (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions (iii) loans to small businesses, student loans and credit card loans and (iv) subject to a 20% of portfolio assets limit, of an institution's investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small business in "credit needy" areas.

     A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. If a savings institution does not requalify as a QTL within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its FHLB. In addition, the holding company of such an institution would be required to register as a bank holding company with the Federal Reserve Board. At September 30, 1998, the Bank qualified as a QTL.

     Loans-to-One-Borrower Limitations. Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements; and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

     At September 30, 1998, First Palmetto's loans-to-one borrower limit was $4.2 million, and First Palmetto did not have any loans over its limit.

     Real Estate Lending Standards. Under OTS regulations, savings associations must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators. First Palmetto believes that its current lending policies conform to the requirements.

     Deposit Insurance. First Palmetto is required to pay assessments based on a percent of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the Federal Deposit Insurance Act (the "FDI Act"), the FDIC is required to set semiannual assessments for SAIF-insured institutions to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

     The FDIC has adopted a risk-based insurance system for determining the deposit insurance assessments to be paid by insured depository institutions. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and on of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessment rates for SAIF-member institutions like the Bank depend on the capital category and supervisory category to which they are assigned and currently range from 0 basis point to 27 basis points. The Bank's assessment rate for the year ended September 30, 1998 was .061% of assessable deposits.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Standards for Safety and Soundness. The FDI Act requires the federal banking agencies, including the OTS, to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards pursuant to the statute. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization.

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

     The table below presents First Palmetto's capital position, which is considered to be "well capitalized", at September 30, 1998, relative to the various minimum regulatory capital requirements under the prompt corrective action regulations.

                                                                    Percent of
                                                    Amount         Assets (1)
                                                    ------         ----------
                                                    (Dollars in thousands)

Tier 1 or leverage capital                    $       24,144           5.58%
Tier 1 or leverage capital requirement                21,635           5.00
                                              --------------    -----------
      Excess                                  $        2,509            .58%
                                              ==============    ===========

Tier 1 risk-based capital                     $       24,144           9.84%
Tier 1 risk-based capital requirement                 14,720           6.00
                                              --------------    -----------
      Excess                                  $        9,424           3.84%
                                              ==============    ===========

Risk-based capital                            $       27,230          11.10%
Risk-based capital requirement                        24,534          10.00
                                              --------------    -----------
      Excess                                  $        2,696           1.10%
                                              ==============    ===========

(1) Based upon adjusted total assets for purposes of Tier 1 capital or leverage capital requirements, and risk-weighted assets for purposes of the Tier 1 risk-based and risk-based capital requirements.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a thrift association must maintain average daily reserves. No reserves are required to be maintained on the first $4.9 million of transaction accounts, and reserves equal to 3% must be maintained on the next $46.5 million of transaction accounts, plus reserves equal to 10% on the remainder. These percentages  are subject to adjustment  by the Federal  Reserve  Board.  Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the association's interest-earning assets. First Palmetto meets its reserve requirements.

     Dividend Limitations. Under OTS regulations, First Palmetto may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of First Palmetto at the time of its conversion to stock form. In addition, savings association subsidiaries of savings and loan holding companies are required to give OTS 30 days prior notice of any proposed declaration of dividend to the holding company.

     Federal regulations impose limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by First Palmetto. Under these regulations, a savings association that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted without OTS approval, to make capital distributions during a calendar year in the amount equal to the greater of (i) 75% of net income for the previous four quarters or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its total capital to assets ratio exceeded its fully phased-in capital requirement to assets ratio at the beginning of the calendar year. At September 30, 1998, the Bank was a Tier 1 Association.

     The Bank is prohibited from making any capital distributions if after making the distribution, it would be undercapitalized as defined in the OTS' prompt corrective action regulations. See "--Prompt Corrective Regulatory Action." After consultation with the FDIC, however, the OTS may permit an undercapitalized savings association to repurchase, redeem, retire or otherwise acquire shares or ownership interests if the repurchase, redemption, retirement or other acquisition; (i) is made in connection with the issuance of additional shares or other obligations of the institution in at least an equivalent amount; and (ii) will reduce the institution's financial obligations or otherwise improve the institution's financial condition.

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

SAVINGS AND LOAN HOLDING COMPANY REGULATION

     First Palmetto is a savings and loan holding company within the meaning of the HOLA. As such, First Palmetto is registered with the OTS and is subject to regulations, examinations, supervision and reporting requirements. As a subsidiary of First Palmetto, the Bank is subject to certain restrictions in its dealing with First Palmetto and any affiliates of First Palmetto. First Palmetto also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission ("SEC") under the federal securities laws.

     Activities Restrictions. The Board of Directors of First Palmetto presently intends to continue to operate First Palmetto as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company provided that the Bank continues to satisfy the QTL test. The United States Congress in its last two sessions has considered legislation that, if enacted, restrict the business activities of unitary savings and loan holding companies and is expected to take up legislation affecting savings and loan holding companies again in 1999. First Palmetto cannot predict whether, or in what form, such legislation will be enacted.

     Restrictions on Acquisitions. A savings and loan holding company must obtain prior approval of the Director of OTS before acquiring (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

     The OTS has amended its regulations to permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) it qualifies as a "domestic building and loan association" under Section {7701(a)(19) of the Internal Revenue Code of 1986, as amended and the total assets attributable to all branches of the association in the state would qualify if such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. A federal savings institution generally may not establish new branches unless it meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act in connection with any branch application.

     Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association such as First Palmetto and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for an affiliate which engages only in activities which are permissible for bank holding companies, or
(ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

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

     Savings associations are further subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. Section 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, and imposes reporting requirements for any additional restrictions on the type, amount and terms of credits to such officers. Section 1972 prohibits
(i) a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present unfavorable features.

TAXATION

     General. First Palmetto files consolidated federal income tax returns on a September 30 fiscal year end basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

     Federal Income Taxation. Savings associations generally are subject to the provisions of the Code in the same general manner as other corporations. However, prior to enactment of recent legislation under the Small Business Job Protection Act of 1996 ("SBJPA-96") savings institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code may have benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally were loans secured by interest in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans was based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). For the years ended September 30, 1996 and 1995, First Palmetto calculated the bad debt reserve deduction based upon the percentage of taxable income method.

     Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans was computed as a percentage, which Congress has reduced from as much as 60% in prior years to 8% of taxable income, with certain adjustments, effective for taxable years beginning after 1986. The bad debt deduction under the percentage of taxable income method was subject to certain limitations. First, the amount added to the reserve for losses on qualifying real property loans could not exceed the amount necessary to increase the balance of such reserve at the close of the taxable year to 6% of such loans outstanding at the end of the taxable year. Further, the addition to the reserve for losses on qualifying real property loans could not exceed the amount which, when added to that year's addition to the bad debt reserve for losses on nonqualifying loans, equals the amount by which 12% of total deposits or withdrawable accounts of depositors at year-end exceeded the sum of surplus, undivided profits and reserves at the beginning of the year. Finally, the percentage bad debt deduction under the percentage of taxable income method was reduced by the deduction for losses on nonqualifying loans.

     Under SBJPA-96 legislation enacted on August 20, 1996, the percentage of taxable income method was repealed for tax years beginning after December 31, 1995. In future years, the Bank must use the "Bank" experience method available to institutions with total assets of less than $500 million. Under the recent legislation, the Bank will also be required to recapture into income its "applicable excess reserve", the portion of its bad debt reserves that exceeds its base year reserves. The amount of bad debt reserves subject to recapture over six years for the Bank is $1.2 million. The recapture may be deferred for the 1996 and 1997 tax years provided that the Bank meets the "residential loan requirement" for both tax years. The Bank has met this requirement tax for the 1996 and 1997 tax year, deferring recapture of the "applicable excess reserve" for the 1996 and 1997 tax year. The portion of the Bank's tax bad debt reserve that is not recaptured under the new law (i.e., the Bank's base year reserves of $4.6 million) is subject to recapture at a later date only under certain limited circumstances, including stock repurchases or redemptions by the thrift or the conversion of the thrift to a type of institution (such as a credit union) that is not considered a bank for tax purposes. Importantly, the new law eliminated any recapture as a result of a savings association's conversion to a commercial bank charter or acquisition.

     First  Palmetto's  federal  income tax returns have not been audited  since
1984.

     State Income Taxation. Under South Carolina law, First Palmetto is required to pay income tax at the rate of 6% of net income, as defined in the South Carolina statute. This tax is imposed on financial associations in lieu of the general state business corporation income tax. State income taxation of First Palmetto has not been material.

     Accounting Changes. Reporting Comprehensive Income. In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The purpose of SFAS 130 is to address concerns over the practice of reporting elements of comprehensive income directly in equity. This SFAS requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. This statement is effective for periods beginning after December 15, 1997, and is not expected to have a material impact on the Bank. Comparative financial statements are required to be reclassified to reflect the provisions of this statement. The Bank will adopt the provisions of this SFAS for fiscal year 1999.

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

     SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", revises employers' disclosures about pension and other postretirement benefit plans. It does not change measurement or recognition, but standardizes the disclosure requirements, requires additional information on changes in benefit obligations and fair values of plan assets. Certain disclosures that are no longer useful as in the past are eliminated. This statement is effective for fiscal years beginning after December 15, 1997. Earlier periods which are presented should be restated.

     SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign corporation. This statement is effective for fiscal quarters beginning after June 15, 1999.

Item 2.  Properties

       The following table sets forth the locations of First Palmetto's offices, as well as certain additional information relating to those offices, as of September 30, 1998.

                                    Year Facility       Leased              Approximate
                                        Began             or                   Square           Net Book
Office Location                      Operations         Owned                  Footage            Value
---------------                      ----------         -----                  -------            -----
Main Office
   407 DeKalb Street                   1963            Owned                   10,337             $   512,839
   Camden, S.C.  29020

Bishopville Branch Office
   104 East Church Street              1994            Leased                   1,300             $        -
   Bishopville, S.C.  29010                            (Expires 2000,
                                                       with five year
                                                       renewal option)

Camden Operations Center
   Broad and DeKalb Street             1934            Owned                    7,900             $   273,357
   Camden, S.C.  29020

Camden Operations Center
   1050 Broad Street                   1997            Owned                    6,400             $   328,533
   Camden, S.C.  29020

Columbia Branch Offices
   3932 Forest Drive                   1988            Owned                    4,950             $   539,327
   Columbia, S.C.  29206

   9221 Two Notch Road                 1980            Leased                   2,200             $         -
   Columbia, S.C.  29223                               (Expires 1999,
                                                       with two ten year
                                                       renewal options)

Darlington Branch Office
   266 Cashua Street                   1992            Owned                    1,600             $         -
   Darlington, S.C.  29532

Dusty Bend Branch Office
   2310 North Broad Street             1981            Leased                   1,600             $         -
   Camden, S.C.  29020                                 (Expires 2002,
                                                       with ten year
                                                       renewal option)

Elgin Branch Office
   Highway #1                          1986            Leased                   1,200             $    43,365
   Elgin, S.C.  29045                                  (Expires 2006,
                                                       with ten year
                                                       renewal option)

Irmo Branch Office
   7327 St. Andrews Road               1996            Owned                    2,200             $   506,013
   Irmo, S.C.  29063

Kershaw Branch Office
   301 Hampton Street                  1996            Owned                    2,850             $   374,199
   Kershaw, S.C.  29067

                                    Year Facility       Leased              Approximate
                                        Began             or                   Square           Net Book
Office Location                      Operations         Owned                  Footage            Value
---------------                      ----------         -----                  -------            -----

Lancaster Branch Office
   977 North Main Street               1973            Leased                   3,040             $       -0-
   Lancaster, S.C.  29721                              (Expires 1999)

Lexington Branch Office
   5321 Sunset Boulevard               1997            Owned                    2,950             $   600,406
   Lexington, S.C.  29072

Lugoff Branch Office
   Highway #1 South                    1969            Owned                    3,900             $   852,135
   Lugoff, S.C.  29078

Manning Branch Office
   111 N. Brooks Street                1995            Owned                    4,000             $   204,809
   Manning, SC  29102

Myrtle Beach Branch Office
   10207 North Kings Highway           1997            Owned                    3,240             $   637,490
   Myrtle Beach, S.C.

Pageland Branch Office
   201 N. Pearl Street                 1994            Owned                    1,300             $   333,877
   Pageland, S.C.  29728

Pontiac Branch Office
   10540 Two Notch Road                1989            Leased                   1,300             $    75,740
   Elgin, S.C.  29045                                  (Expires 2019,
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

Item 4.  Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the final quarter of fiscal 1998.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The information required by this item is incorporated by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

       The information required by this item is incorporated by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

Item 8.  Financial Statements and Supplementary Data

       First Palmetto's Consolidated Statements of Financial Condition at September 30, 1998 and 1997, Consolidated Statements of Income for the three years ended September 30, 1998, Consolidated Statements of Stockholders' Equity for the three years ended September 30, 1998, and Consolidated Statements of Cash Flows for the three years ended September 30, 1998, together with the related notes and report of KPMG Peat Marwick, LLP, independent certified public accountants, are contained in the Annual Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

       For information concerning the Board of Directors of First Palmetto, the information contained under the section captioned "Election of Directors" in First Palmetto's definitive proxy statement for First Palmetto's 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

Item 13.  Certain Relationships and Related Transactions

          The information required by this item is incorporated herein by reference to the sections captioned "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) (1) Financial Statements - The following financial statements are included in the Annual Report. The remaining information appearing in the Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.

          1.   Certified Public Accountant's Report

          2. Consolidated Statements of Financial Condition at September 30, 1998 and 1997

          3. Consolidated Statements of Income for the Years Ended September 30, 1998, 1997 and 1996

          4. Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1998 1997 and 1996

          5. Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997 and 1996

          6.   Notes to Consolidated Financial Statements

     (a) (2) Financial Statement Schedules - All financial statement schedule have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

     (a) (3) Exhibits - The following exhibits are either filed as part of this report or are incorporated herein by reference:

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

 Exhibit No. 13   1998 Annual  Report to Stockholders (Except for those portions of the Annual Report which are expressly  incorporated  herein
                  by  reference,   the  Annual  Report  is  furnished  for   the
                  information of the SEC and is not deemed "filed" as part of this report)

 Exhibit No. 22   Subsidiaries

 Exhibit No. 27   Financial Data Schedules (SEC use only)

          (a)     Reports on Form 8-K - None.

          (b) Exhibits - All exhibits to this report are attached or incorporated by reference as stated above.

          (c)     Financial Statement Schedules - None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 21, 1998.

                          FIRST PALMETTO FINANCIAL CORPORATION



                          By:    /s/ Samuel R. Small
                                 -----------------------------------------------
                                 Samuel R. Small
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)

       Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 21, 1998.

By:    /s/ H. Davis Green, Jr.                             By:  /s/ Samuel R. Small
       --------------------------------------                   -----------------------------------------------
       H. Davis Green, Jr.                                      Samuel R. Small
       Chairman of the Board                                    President, Chief Executive Officer and Director
                                                                (Principal Executive Officer)

By:    /s/ Steve G. Williams, Jr.                          By:  /s/ Pierce W. Cantey, Jr.
       --------------------------------------                   ------------------------------------------------
       Steve G. Williams, Jr.                                   Pierce W. Cantey, Jr.
       Senior Vice President, Treasurer,                        Director
       Chief Financial Officer, and Director
       (Principal Financial and Accounting Officer)

By:    /s/ William R. Clyburn                              By:   /s/ Frank D. Goodale, Jr.
       --------------------------------------                   ------------------------------------------------
       William R. Clyburn                                       Frank D. Goodale, Jr.
       Director                                                 Director

By:    /s/ Donald H. Holland                               By:  /s/ Charlie E. Nash
       --------------------------------------                   ------------------------------------------------
       Donald H. Holland                                        Charlie E. Nash
       Director                                                 Director


By:    /s/ Glenn G. Tucker
       --------------------------------------
       Glenn G. Tucker
       Director

                                INDEX TO EXHIBITS

Exhibit

3.1  Restated   Certificate  of  Incorporation   of  First  Palmetto   Financial
     Corporation (incorporated by reference to Exhibit 3.1 to First Palmetto's registration statement on Form S-4 filed with the SEC on June 14, 1990)

3.2 Bylaws of First Palmetto Financial Corporation (incorporated by reference to Exhibit 3.2 to First Palmetto's registration statement on Form S-4 filed with the SEC on June 14, 1990)

10.1 Stock Option Plan of First Palmetto Financial Corporation (incorporated by reference to Exhibit 10.8 to First Palmetto's registration statement on Form S-4 filed with the SEC on June 14, 1990)

10.2 Agreement and Plan of Conversion and Reorganization (incorporated by reference to Exhibit 2.1 to First Palmetto's registration statement on Form S-4 filed with the SEC on June 14, 1990)

10.3 Amended and Restated Agreement and Plan of Merger dated June 12, 1990 (incorporated by reference to Exhibit 2.2 to First Palmetto's registration statement on Form S-4 filed with the SEC on June 14, 1990)

13 1998 Annual Report to Stockholders (Except for those portions of the Annual Report which are expressly incorporated herein by reference, the Annual Report is furnished for the information of the SEC and is not deemed "filed" as a part of this report.)

22   Subsidiaries

27   Financial Data Schedules (SEC use only)