Form 10-Q
period 1998-12-31
FIRST PALMETTO FINANCIAL CORP
filed 1999-02-16
CIK 864927

FORM 10-Q

                       SECURITIES and EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                              Office of Thrift Supervision
December 31, 1998                                  Docket Number 1509

                      FIRST PALMETTO FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant As Specified In Its Charter)

          Delaware                                      57-0921284
------------------------                         -------------------------------
(State of Incorporation)                         (I.R.S. Employer Identification
                                                  Number)

407 DeKalb Street
Camden, South Carolina 29020                             (803) 432-2265
-------------------------------                  -------------------------------
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

                                     (1) Yes   X     No ____

                                     (2) Yes   X     No ____

Number of shares of common stock outstanding as of February 5, 1999 708,010.

                                      INDEX

Part I - Financial Information                                           Page

Consolidated Statement of Financial Condition as of
   December 31, 1998 and September 30, 1998                                  1

Consolidated Statement of Income for the Three Months
   Ended December 31, 1998 and 1997                                          2

Consolidated Statement of Cash Flows for the
   Three Months Ended December 31, 1998 and 1997                             3

Notes to Consolidated Financial Statements                                   4

Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                     5-7

Part II - Other Information                                                  8

Signatures                                                                   9

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
            CONSOLIDATED STATEMENT of FINANCIAL CONDITION (UNAUDITED)

                                                                                           December 31,    September 30,
                                                                                               1998             1998
                                                                                               ----             ----
ASSETS                                                                                              (In thousands)

   Cash and due from banks                                                              $         7,548   $        6,983
   Interest-bearing deposits in other banks                                                      18,277           11,892
   Certificates of deposit in other banks                                                        10,100              100
   Investment securities (market value of $33,006 and $38,521 at
     December 31, 1998 and September 30, 1998, respectively)                                     32,652           37,969
   Mortgage-backed securities held for investment (market value of
     $94,064 and $97,654 at December 31, 1998 and September 30, 1998,
     respectively)                                                                               93,150           95,862
   Loans, net of allowance for loan losses of $4,767 and $4,649 at
     December 31, 1998 and September 30, 1998, respectively                                     268,417          263,989
   Accrued interest receivable                                                                    2,859            3,126
   Real estate acquired in settlement of loans                                                      546              500
   Stock in Federal Home Loan Bank (FHLB)                                                         3,533            3,333
   Premises and equipment                                                                         6,734            6,664
   Prepaid expenses and other assets                                                              3,118            3,327
                                                                                        ---------------   --------------
           Total assets                                                                 $       446,934   $      433,745
                                                                                        ===============   ==============

LIABILITIES and STOCKHOLDERS' EQUITY
   Deposits                                                                             $       346,538   $      343,947
   FHLB advances                                                                                 70,667           60,667
   Accrued expenses and other liabilities                                                         3,330            3,962
                                                                                        ---------------   --------------
           Total liabilities                                                                    420,535          408,576
                                                                                        ---------------   --------------
Stockholders' equity
   Preferred stock, $.01 par value, 500,000 shares
     authorized, none issued and outstanding                                                          -                -
   Common stock, $.01 par value, 1,500,000 shares authorized,
     748,014 shares issued at December 31, 1998 and
     September 30, 1998                                                                               7                7
   Additional paid-in capital                                                                     6,680            6,680
   Retained earnings, substantially restricted                                                   20,337           19,107
   Treasury stock, at cost (40,004 shares at
     December 31, 1998 and September 30, 1998)                                                     (625)            (625)
                                                                                        ---------------   --------------
           Total stockholders' equity                                                            26,399           25,169
                                                                                        ---------------   --------------
Commitments
           Total liabilities and stockholders' equity                                   $       446,934   $      433,745
                                                                                        ===============   ==============

                 See Notes to Consolidated Financial Statements

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                  CONSOLIDATED STATEMENT of INCOME (UNAUDITED)

                                                   Three Months     Three Months
                                                       Ended            Ended
                                                   December 31,     December 31,
                                                       1998             1997
                                                       ----             ----
                                                    (In thousands, except per
                                                share and number of shares data)

Interest income:

   Loans                                             $    6,013      $   5,680
   Investment securities                                  1,338            867
   Mortgage-backed securities                               542           533
   Other                                                    449            314
                                                     ----------      ---------
           Total interest income                          8,342          7,394
                                                     ----------      ---------
Interest expense:
   Deposits                                               3,761          3,665
   FHLB advances                                            971            391
                                                     ----------      ---------
           Total interest expense                         4,732          4,056
                                                     ----------      ---------
   Net interest income                                    3,610          3,338
   Provision for loan losses                                160            671
                                                     ----------      ---------
   Net interest income after provision
    for loan losses                                       3,450          2,667
                                                     ----------      ---------
Other income:

   Service charges                                          349            336
   Loan servicing                                            90            147
   Gain on sale of investments                                -            485
   Gain on sales of loans                                   280             35
   Miscellaneous                                             76            871
                                                     ----------      ---------
           Total other income                               795          1,874
                                                     ----------      ---------
Other expense:
   Compensation and fringe benefits                       1,073          1,057
   Net occupancy                                            266            246
   Data processing fees                                     194            169
   Telephone, postage, and supplies                         153            130
   Amortization of intangible assets                        122            122
   Federal and other insurance premiums                      86             79
   Miscellaneous                                            441            563
                                                     ----------      ---------
           Total other expense                            2,335          2,366
                                                     ----------      ---------

Income before income taxes                                1,910          2,175
Income taxes                                                680            783
                                                     ----------      ---------

Net income                                           $   1,230       $   1,392
                                                     =========       =========
Earnings per share                                   $    1.74       $    1.97
                                                     =========       =========
Average number of common shares
 outstanding - basic                                   708,010         708,010
                                                     =========       =========

                 See Notes to Consolidated Financial Statements

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                CONSOLIDATED STATEMENT of CASH FLOWS (UNAUDITED)

                                                                                         Three Months     Three Months
                                                                                             Ended            Ended
                                                                                         December 31,     December 31,
                                                                                              1998             1997
                                                                                              ----             ----
Cash flows from operating activities:                                                               (In thousands)
   Net income                                                                           $         1,230   $        1,392
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities
       Accretion and amortization of investment discounts and premiums, net                         (18)             (51)
       Provision for loan losses                                                                    160              671
       Gain on sale of available-for-sale investments                                                 -             (485)
       Gain from sale of branch site                                                                  -             (784)
       Gain (loss) on sale of real estate acquired in loans                                           3              (19)
       Depreciation                                                                                  91               99
       Amortization of intangible assets                                                            121              121
       Proceeds from sale of loans                                                               19,458            3,907
       Originations and principal repayments of loans held for sale, net                        (19,178)          (3,872)
       (Increase) decrease in accrued interest receivable                                           267             (172)
       Decrease in prepaid expenses and other assets                                                 92               17
       (Increase) decrease in accrued expenses and other liabilities                               (631)             683
                                                                                        ---------------   --------------
           Net cash provided by operating activities                                              1,595            1,507
                                                                                        ---------------   --------------
Cash flows from investing activities:
   Purchase of certificates of deposit                                                          (10,000)               -
   Proceeds from maturities of certificates of deposit                                                -              200
   Proceeds from sale of available-for-sale securities                                                -              907
   Purchase of available-for-sale securities                                                          -             (250)
   Proceeds from maturities of investment securities                                             11,000            4,000
   Purchases of investment securities                                                            (5,665)          (8,997)
   Purchase of mortgage-backed securities                                                        (7,519)               -
   Principal repayments on mortgage-backed securities                                            10,230            1,519
   Net increase in loans                                                                         (4,978)          (2,151)
   Proceeds from sale of real estate acquired in settlement of loans                                 90              226
   Purchases of real estate held for sale                                                           (33)            (152)
   Purchase of FHLB stock                                                                          (200)               -
   Proceeds from sale of premises and equipment                                                       -               83
   Capital expenditures for premises and equipment                                                 (161)            (106)
   Sale of branch                                                                                     -           (5,547)
                                                                                        ---------------   --------------
           Net cash used in investing activities                                                 (7,236)         (10,268)
                                                                                        ---------------   --------------
Cash flows from financing activities:
   Net increase in deposits                                                                       2,591           10,982
   Proceeds from FHLB advances                                                                   10,000                -
   Repayments of FHLB advances                                                                        -           (2,500)
                                                                                        ---------------   --------------
           Net cash provided by financing activities                                             12,591            8,482
                                                                                        ---------------   --------------
           Net increase (decrease) in cash and cash equivalents                                   6,950             (279)
           Cash and cash equivalents at beginning of year                                        18,875           24,806
                                                                                        ---------------   --------------
           Cash and cash equivalents at end of year                                     $        25,825   $       24,527
                                                                                        ===============   ==============
Supplemental  disclosures of cash flow information:  Cash paid during the period for:

       Interest                                                                         $         4,830   $        4,115
                                                                                        ===============   ==============
       Income taxes                                                                     $         1,090   $          533
                                                                                        ===============   ==============
Supplemental schedule of noncash investing and financing activities:

   Decrease in unrealized gain on available-for-sale securities                         $           -0-   $          211
                                                                                        ===============   ==============
   Loans transferred to real estate acquired in settlement of loans                     $           110   $          408
                                                                                        ===============   ==============

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

Note 2 Comprehensive Income

         In June, 1997, the FASB issue SFAS No. 130, "Reporting Comprehensive Income." The purpose of SFAS 130 is to address concerns over the practice of reporting elements of comprehensive income directly in equity. First Palmetto had no comprehensive income items for the quarter ended December 31, 1998. The statement of comprehensive income for the quarter ended December 31, 1997 is as follows:

         Net income                                               $  1,392
         Other comprehensive income, net of tax
           Unrealized gains on securities available-for-sale            94
           Less, reclassification adjustment for gains included
             in net income                                            (305)
                                                                  --------
               Total comprehensive income                         $  1,181
                                                                  ========

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased to $446.9 million at December 31, 1998 as compared to $433.7 million at September 30, 1998.

Loans receivable increased by $4.4 million from $264.0 million to $268.4 million.

The following table sets forth selected data relating to the composition of First Palmetto's loan portfolio at the dates indicated.

                                                December 31,     September 30,
                                                    1998             1998
                                                    ----             ----
                                                        (In thousands)
   Real Estate
       Mortgage                             $       224,049   $      217,504
       Construction                                   5,023            9,127
   Consumer                                          31,455           29,847
   Commercial business                               16,537           15,724

   Less:
       Undisbursed loan proceeds                     (3,646)          (3,325)
       Deferred loan fees                              (234)            (239)
       Allowance for loan losses                     (4,767)          (4,649)
                                            ---------------   --------------
           Total                            $       268,417   $      263,989
                                            ===============   ==============

As of December 31, 1998, and September 30, 1998, there were no concentrations of loans in any types of industry which exceeded 10% of First Palmetto's total loans that are not disclosed as a loan category.

Loans are placed on non-accrual status when, in the opinion of management, the collection of interest is doubtful. As of December 31, 1998 and September 30, 1998, the Bank had non-accrual loans in the amount of $2.2 million and $636,000, respectively. Interest income that was foregone on the non-accrual loans that would have been recorded if the loans had been current in accordance with their original terms amounted to $61,707 and $36,216 at December 31, 1998 and September 30, 1998, respectively. Interest income recognized on non-accrual loans amounted to $8,439 and $25,025 for the periods ended December 31, 1998 and September 30, 1998, respectively.

There were no loans which were not classified as non-accrual or restructured at December 31, 1998 or September 30, 1998 which may be so classified in the near future because of management concerns as to the ability of the borrowers to comply with repayment terms.

Deposits increased to $346.5 million at December 31, 1998 from $343.9 million at September 30, 1998. The Bank's deposits increased $2.6 million or .76%.

Federal Home Loan Bank advances increased to $70.7 million at December 31, 1998, from $60.7 million at September 30, 1998.

Stockholders' equity increased by $1.2 million which equaled net income for the period. Book value per share at December 31, 1998, was $37.29 as compared to $35.55 at September 30, 1998.

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY

Results of Operations

Interest income for the three months ended December 31, 1998, amounted to $8.3 million as compared to $7.4 million for the three months ended December 31, 1997. The increase in interest income equaled $948,000 or 12.8%. The primary reason for the increase was an increase in the volume of interest-earning assets and an effort to push more of the Bank's assets into the higher interest-earning categories. Interest expense for the three months ended December 31, 1998, amounted to $4.7 million as compared to $4.1 million for the comparative three month period of 1997. Net interest income for the 1998 period was $3.6 million as compared to $3.3 million for the 1997 period. The increase of $272,000 equaled 8.1%.

The following table sets forth an analysis of First Palmetto's allowance for loan losses for the period indicated.

                                       Three Months  Three Months
                                          Ended         Ended       Year Ended
                                       December 31,  December 31,  September 30,
                                          1997          1998           1998
                                          ----          ----           ----
                                                     (In thousands)

Balance at beginning of period          $  3,009       $  4,649       $  3,009
                                        --------       --------       --------
Loans charged off:
    Real estate                                -              -            148
    Consumer                                  99             44            394
    Commercial                               355              -            395
                                        --------       --------       --------
         Total charge-offs                   454             44            937
                                        --------       --------       --------
Recoveries                                   215              2            315
                                        --------       --------       --------
    Provision for loan losses                671            160          2,262
                                        --------       --------       --------
Balance at end of period                $  3,441       $  4,767       $  4,649
                                        ========       ========       ========
Ratio of net charge-offs to average
  loans outstanding during the period       .38%           .02%           .25%
                                        ========       ========       ========

The increased allowance for loan losses is the result of a higher level of loans outstanding and the continuing shift in the loan mix from lower risk residential lending to higher risk consumer and commercial lending. Management also has emphasized increasing loans with large balances. The provision for loan losses for the quarter ended December 31, 1998 was $160,000. This increased the allowance for loan losses to $4.8 million at December 31, 1998 which compared to a balance of $3.4 million as of December 31, 1997.

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

Other income for the two comparative periods decreased by $1.1 million totaling $795,000 for the 1998 period and $1.9 million for the 1997 period. The primary reason for the decrease was the gain on a sale of a branch office in the amount of $784,000 and the gain on the sale of available-for-sale investments in the amount of $485,000 in the 1997 quarter.

Other expenses remained stable amounting to $2.3 million for the three months ended December 31, 1998 and $2.4 million for the three months ended December 31, 1997.

Earnings per share, using the weighted average method, were $1.74 for the 1998 period compared to $1.97 for the 1997 period.

The effective tax rate was 36% for both the 1998 and 1997 period.

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY

Liquidity

First Palmetto's liquidity ratio as defined by the Federal Home Loan Bank Regulations was 13% for December 31, 1998 which exceeded the 4% regulatory requirements. First Palmetto does not know of any demands, commitments, events or uncertainties that would have a materially adverse effect on its liquidity. Customer deposits, loan principal repayments, loan sales and Federal Home Loan Bank advances are the primary sources of First Palmetto's liquidity, and it is anticipated that these will be adequate to meet First Palmetto's needs.

Capital Resources

First Palmetto does not presently have any material commitments for capital expenditures.

Regulatory Capital Requirements

The following table sets forth the Bank's capital position relative to its various minimum regulatory capital requirements at December 31, 1998.

                                                                     Percent of
                                                     Amount            Assets
                                                     ------            ------
                                                    (Dollars in thousands)

Tier 1 Capital (to total assets)               $        25,397            5.7%
Tier 1 Capital Requirement                              17,866            4.0
                                               ---------------   -------------
      Excess                                   $         7,531            1.7%
                                               ===============   =============

Tier 1 Capital (to risk-weighted assets)       $        25,397            9.8%
Tier 1 Capital Requirement                              10,339            4.0
                                               ---------------   -------------
      Excess                                   $        15,058            5.8%
                                               ===============   =============

Total Capital (to risk-weighted assets)        $        28,647           11.1%
Total Capital Requirement                               20,678            8.0
                                               ---------------   -------------
      Excess                                   $         7,969            3.1%
                                               ===============   =============

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY

                           Part II - Other Information

Item 1.   Legal Proceedings

          First Palmetto is not engaged in any legal proceedings of a material nature at this time. From time to time it is party to legal proceedings in the ordinary course of business wherein it enforces its security interest.

Item 2.   Changes in Securities

          None

Item 3.   Quantitative and Qualitative Disclosures about Market Risks

          First Palmetto monitors whether material changes in market risk have occurred since year end. First Palmetto does not believe that material changes in market risk exposures occurred during the three months ended December 31, 1998.

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Materially Important Events

          None

Item 6.   Exhibits and Reports on Form 8-K

          None

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      First Palmetto Financial Corporation

DATED:  2/11/99                       By:  /s/ Samuel R. Small
                                           -------------------------------------
                                           Samuel R. Small
                                           President and Chief Executive Officer

DATED:  2/11/99                       By:  /s/ Steve G. Williams, Jr.
                                           -------------------------------------
                                           Steve G. Williams, Jr.
                                           Chief Financial Officer