Form 10-Q
period 1999-03-31
FIRST PALMETTO FINANCIAL CORP
filed 1999-05-24
CIK 864927

FORM 10-Q

                       SECURITIES and EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                        Commission File Number: 0-18932
March 31, 1999


                      FIRST PALMETTO FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant As Specified In Its Charter)



               Delaware                               57-0921284
               --------                               ----------
     (State of Incorporation)            (I.R.S. Employer Identification Number)


        407 DeKalb Street
 Camden, South Carolina 29020                         (803) 432-2265
 ----------------------------                         --------------
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

                                   (1) Yes  X   No ___

                                   (2) Yes  X   No ___

Number of shares of common stock outstanding as of May 12, 1999 708,010.
                                                                -------

                                      INDEX
                                      -----


Part I - Financial Information                                           Page
                                                                         ----

Consolidated Statement of Financial Condition as of
     March 31, 1999 and September 30, 1998                                 1


Consolidated Statement of Income for the Three Months
     Ended March 31, 1999 and 1998 and the Six Months Ended
     March 31, 1999 and 1998                                               2


Consolidated Statement of Cash Flows for the
     Six Months Ended March 31, 1999 and 1998                            3-4


Notes to Consolidated Financial Statements                                 5


Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 6-9


Part II- Other Information                                                10

Signatures                                                                11

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
            CONSOLIDATED STATEMENT of FINANCIAL CONDITION (UNAUDITED)

                                                                      March 31,    September 30,
                                                                        1999           1998
                                                                        ----           ----
ASSETS                                                                    (In thousands)
   Cash and due from banks                                           $   7,955    $   6,983
   Interest-bearing deposits in other banks                             10,625       11,892
   Certificates of deposit in other banks                                5,100          100
   Investment securities (market value of $43,521 and $38,521
     at March 31, 1999 and September 30, 1998, respectively)            43,451       37,969
   Mortgage-backed securities held for investment (market value of
     $79,713 and $97,654 March 31, 1999 and September 30, 1998,
     respectively)                                                      79,113       95,862
   Loans, net of allowance for loan losses of $4,855 and $4,649 at
     March 31, 1999 and September 30, 1998, respectively               282,312      263,989
   Accrued interest receivable                                           2,808        3,126
   Real estate acquired in settlement of loans                             210          500
   Stock in Federal Home Loan Bank (FHLB)                                3,358        3,333
   Premises and equipment                                                6,933        6,664
   Prepaid expenses and other assets                                     3,324        3,327
                                                                     ---------    ---------
           Total assets                                              $ 445,189    $ 433,745
                                                                     =========    =========

LIABILITIES and STOCKHOLDERS' EQUITY
   Deposits                                                          $ 358,128    $ 343,947
   FHLB advances                                                        57,167       60,667
   Accrued expenses and other liabilities                                2,482        3,962
                                                                     ---------    ---------
           Total liabilities                                           417,777      408,576
                                                                     ---------    ---------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 500,000 shares
     authorized, none issued and outstanding                                 -            -
   Common stock, $.01 par value, 1,500,000 shares
     authorized, 748,014 shares issued at March 31, 1999
     and September 30, 1998                                                  7            7
   Additional paid-in capital                                            6,680        6,680
   Retained earnings, substantially restricted                          21,350       19,107
   Treasury stock, at cost (40,004 shares at March 31, 1999
     and September 30, 1998)                                              (625)        (625)
                                                                     ---------    ---------
           Total stockholders' equity                                   27,412       25,169
                                                                     ---------    ---------
           Total liabilities and stockholders' equity                $ 445,189    $ 433,745
                                                                     =========    =========

                 See Notes to Consolidated Financial Statements

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                  CONSOLIDATED STATEMENT of INCOME (UNAUDITED)


                                            Three      Three       Six        Six
                                            Months     Months     Months     Months
                                            Ended      Ended      Ended      Ended
                                           March 31,  March 31,  March 31,  March 31,
                                             1999       1998       1999       1998
                                             ----       ----       ----       ----
                                   (In thousands, except per share and number of shares data)
Interest income
   Loans                                  $  6,011   $  5,621   $ 12,024   $ 11,301
   Mortgage-backed securities                1,246        658      2,584      1,191
   Investments securities                      550        741      1,092      1,608
   Other                                       339        452        788        766
                                          --------   --------   --------   --------
       Total interest income                 8,146      7,472     16,488     14,866
                                          --------   --------   --------   --------
Interest expense
   Deposits                                  3,629      3,738      7,390      7,403
   FHLB advances                               821        334      1,792        725
                                          --------   --------   --------   --------
       Total interest expense                4,450      4,072      9,182      8,128
                                          --------   --------   --------   --------
   Net interest income                       3,696      3,400      7,306      6,738
   Provision for loan losses                   335        404        495      1,075
                                          --------   --------   --------   --------
   Net interest income after
     provision for loan losses               3,361      2,996      6,811      5,663
                                          --------   --------   --------   --------
Other income
   Service charges                             318        301        667        637
   Loan servicing                               71        108        161        255
   Gain on sale of loans                       190        142        470        177
   Gain on sale of investments                   -        147          -        632
   Miscellaneous                                63         51        139        922
                                          --------   --------   --------   --------
       Total other income                      642        749      1,437      2,623
                                          --------   --------   --------   --------
Other expense
   Compensation and fringe benefits          1,124      1,012      2,197      2,069
   Net occupancy                               221        315        487        561
   Data processing fees                        181        178        375        347
   Telephone, postage, and supplies            170        157        323        287
   Amortization of tangible assets             121         75        243        197
   Federal and other insurance premiums         87         81        173        160
   Miscellaneous                               520        276        961        839
                                          --------   --------   --------   --------
       Total other expense                   2,424      2,094      4,759      4,460
                                          --------   --------   --------   --------
Income before income taxes                   1,579      1,651      3,489      3,826
Income taxes                                   566        594      1,246      1,377
                                          --------   --------   --------   --------
NET INCOME                                $  1,013   $  1,057   $  2,243   $  2,449
                                          ========   ========   ========   ========
EARNINGS PER SHARE                        $   1.43   $   1.49   $   3.17   $   3.46
                                          ========   ========   ========   ========
Weighted average number of shares          708,010    708,010    708,010    708,010
                                          ========   ========   ========   ========

                 See Notes to Consolidated Financial Statements

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                CONSOLIDATED STATEMENT of CASH FLOWS (UNAUDITED)

                                                                         Six Months     Six Months
                                                                           Ended           Ended
                                                                          March 31,      March 31,
                                                                            1999           1998
                                                                            ----           ----
Cash flows from operating activities:                                          (In thousands)
   Net income                                                              $  2,243    $  2,449
   Adjustments to reconcile net income to net
     cash provided by operating activities
       Gain on sale of available-for-sale securities                              -        (632)
       Accretion and amortization of investments discounts
         and premiums, net                                                       56         (87)
       Provision for loan losses                                                495       1,075
       Gain on sale of loans                                                   (470)       (177)
       Gain on sale of branch site                                                -        (784)
       Gain on sale of real estate acquired in settlement of loans                2         (23)
       Depreciation                                                             160         155
       Amortization of intangible assets                                        243         197
       Proceeds from sale of loans                                           31,378      10,483
       Originations and principal repayments of loans held for sale, net    (30,908)    (10,306)
       Decrease in accrued interest receivable                                  318         102
       Increase in prepaid expenses and other assets                            (32)        (35)
       Increase (decrease) in accrued expenses and other liabilities         (1,480)        861
                                                                           --------    --------
           Net cash provided by operating activities                          2,005       3,278
                                                                           --------    --------

Cash flows from investing activities:
   Net (increase) decrease in certificates of deposits                       (5,000)        300
   Proceeds from sale of available-for-sale securities                            -       1,304
   Purchases of available-for-sale securities                                     -        (250)
   Proceeds from maturities of investment securities                         19,665      18,990
   Purchases of investment securities                                       (25,111)    (12,376)
   Purchases of mortgage-backed securities                                   (7,519)    (32,555)
   Principal repayments on mortgage-backed securities                        24,174       3,149
   Net increase in loans                                                    (18,692)     (3,745)
   Improvements and purchases on real estate held for development              (209)          -
   Proceeds from redemption of FHLB stock                                       (25)          -
   Proceeds from sale of real estate acquired in settlement of loans            165         283
   Proceeds from sale of premises and equipment                                   -          83
   Capital expenditures for premises and equipment                             (429)       (320)
   Sale of branch                                                                 -      (5,547)
                                                                           --------    --------
           Net cash used in investing activities                            (12,981)    (30,684)
                                                                           --------    --------

                 See Notes to Consolidated Financial Statements

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                CONSOLIDATED STATEMENT of CASH FLOWS (UNAUDITED)


                                                                      Six Months    Six Months
                                                                        Ended         Ended
                                                                       March 31,     March 31,
                                                                        1999          1998
                                                                        ----          ----
                                                                           (In thousands)
Cash flows from financing activities:
   Net increase in deposits                                              14,181      38,612
   Proceeds from FHLB advances                                           10,000           -
   Repayment of FHLB advances                                           (13,500)     (5,200)
                                                                       --------    --------
           Net cash provided by financing activities                     10,681      33,412
                                                                       --------    --------

           Net increase (decrease) in cash and cash equivalents            (295)      6,006

           Cash and cash equivalents at beginning of the period          18,875      24,806
                                                                       --------    --------

           Cash and cash equivalents at end of the period              $ 18,580    $ 30,812
                                                                       ========    ========

Supplemental disclosures of cash flow information:

   Cash paid during the year for:
       Interest (net of capitalization)                                $  9,014    $  8,249
                                                                       ========    ========

       Income taxes                                                    $  1,924    $  1,522
                                                                       ========    ========

Supplemental schedule of noncash investing and financing activities:

   Decrease in unrealized gain on available for sale securities        $    -0-    $    211
                                                                       ========    ========

   Loans transferred to real estate acquired in settlement of loans    $    126    $    438
                                                                       ========    ========

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

Note 2     Comprehensive Income

           In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The purpose of SFAS 130 is to address concerns over the practice of reporting elements of comprehensive income directly in equity. First Palmetto had no comprehensive income items for the six months ended March 31, 1999. The statement of comprehensive income for the six months ended March 31, 1998 is as follows:

           Net income                                                 $   2,449
           Other comprehensive income, net of tax
             Unrealized gains on securities available-for-sale               94
             Less, reclassification adjustment for gains included
                in net income                                              (305)
                                                                      ---------
                  Total comprehensive income                          $   2,238
                                                                      =========

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY

Management's Discussion and Analysis of Financial Conditions and Results of Operations

Financial Condition

Total Assets at March 31, 1999 amounted to $445.2 million as compared to $433.7 million at September 30, 1998, a increase of $11.5 million or 2.7%.

Loans receivable increased by $18.3 million or 6.9% from $264.0 million to $282.3 million.

The following table sets forth selected data relating to the composition of the Bank's loan portfolio at the dates indicated.

                                                March 31,      September 30,
                                                  1999               1998
                                                  ----               ----
                                                       (In thousands)
       Real Estate
           Mortgage                          $     236,248      $     217,504
           Construction                              5,697              9,127
       Consumer                                     30,789             29,847
       Commercial business                          17,466             15,724

       Less:
       Undisbursed loan proceeds                    (2,814)            (3,325)
       Deferred loan fees                             (219)              (239)
       Allowance for loan losses                    (4,855)            (4,649)
                                             -------------      -------------
           Total                             $     282,312      $     263,989
                                             =============      =============

As of March 31, 1999 and September 30, 1998, there were no concentrations of loans in any types of industry which exceeded 10% of the Bank's total loans that are not disclosed as a loan category.

Loans are placed on non-accrual status when, in the opinion of management, the collection of interest is doubtful. As of March 31, 1999 and September 30, 1998, the Bank had non-accrual loans in the amount of $1,583,000 and $636,000, respectively. Interest income that was foregone on the non-accrual loans that would have been recorded if the loans had been current in accordance with their original terms amounted to $58,000 and $36,216 at March 31, 1999 and September 30, 1998, respectively. Interest income recognized on non-accrual loans amounted to $23,000 and $25,025 for the periods ended March 31, 1999 and September 30, 1998, respectively.

There were no loans which were not classified as non-accrual or restructured at March 31, 1999 or September 30, 1998 which may be so classified in the near future because of management concerns as to the ability of the borrowers to comply with repayment terms.

Deposits increased by $14.2 million or 4.1% during the six month period to $358.1 million at March 31, 1999 from $343.9 million at September 30, 1998.

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY


Federal Home Loan Bank advances decreased to $57.2 million at March 31, 1999, from $60.7 million at September 30, 1998.

Stockholders' Equity increased by $2.2 million which equaled net income for the period. Book value per share at March 31, 1999, was $38.72 as compared to $35.55 at September 30, 1998.

Results of Operations

Interest income for the six months ended March 31, 1999, amounted to $16.5 million as compared to $14.9 million for the six months ended March 31, 1998. The increase in interest income equaled $1.6 million or 10.9%. The primary reason was an increase in interest-earning assets and a change in the mix of the Bank's interest-earning assets in the higher interest-earning categories. Interest expense for the six months ended March 31, 1999, amounted to $9.2 million as compared to $8.1 million for the comparative six month period of 1998. The increase in interest expense equaled $1.1 million or 13.0%. Interest on deposits decreased by $13,000 or .2%. Interest on FHLB advances for the 1998 period was $1.8 million as compared to $725,000 for the 1998 period. For the latter period, the bank had an increased amount of outstanding advances to FHLB. Net interest income for the 1999 period was $7.3 million as compared to $6.7 million for the 1998 period. The increase of $568,000 equaled 8.4%.

The following table sets forth an analysis of the Bank's allowance for loan losses for the period indicated.

                                                           Six Months       Six Months
                                                                Ended            Ended         Year Ended
                                                            March 31,        March 31,      September 30,
                                                                 1998             1999               1998
                                                                 ----             ----               ----
                                                                         (In thousands)
Balance at beginning of period                          $       3,009    $       4,649      $       3,009
                                                        -------------    -------------      -------------
       Loans charged off:
           Real estate                                             21              238                148
           Consumer                                               120               68                394
           Commercial                                             355                -                395
                                                        -------------    -------------      -------------
                Total charge-offs                                 496              306                937
                                                        -------------    -------------      -------------
       Recoveries                                                 226               17                315
                                                        -------------    -------------      -------------
       Provision for loan losses                                1,075              495              2,262
                                                        -------------    -------------      -------------
       Balance at end of period                         $       3,814    $       4,855      $       4,649
                                                        =============    =============      =============
       Ratio of net charge-offs to average
         loans outstanding during the period                     .11%             .11%               .25%
                                                        =============    =============      =============

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

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY


Other income for the two comparative periods decreased by $1.2 million, equaling $1.4 million for the 1999 period and $2.6 million for the 1998 period. The primary reason for the decrease was the gain on the sale of a branch in the 1998 period amounting to $784,000 and the gain on sale of investments for the 1998 period of $632,000.

Other expenses decreased $299,000, amounting to $4.8 million for the six months ended March 31, 1999, and $4.5 million for the six months ended March 31, 1998.

Earnings per share, using the weighted average method, were $3.17 for the 1999 period compared to $3.46 for the 1998 period.

The effective tax rate for the 1999 period was 35.7% as compared to 35.9% for the 1998 period.

Interest income for the three months ended March 31, 1999 amounted to $8.1 million as compared to $7.5 million for the three months ended March 31, 1998. The increase in interest income is primarily attributable to an increase in the volume of interest-earning assets. Interest expense amounted to $4.5 million for the 1999 period as compared to $4.1 million for the 1998 period.

Management makes provisions for loan losses in amounts sufficient to maintain the Bank's allowance for loan losses at adequate amounts to provide for estimated potential losses in the loan portfolio. Management provided $335,000 in the 1999 period as compared to $404,000 in the 1998 period.

Other income decreased to $642,000 for the 1999 period compared to $749,000 for the 1998 period.

Other expenses increased during the comparative periods amounting to $2.4 million for the 1999 period as compared to $2.1 million for the 1998 period.

The effective tax rate for the 1999 period was 35.8% as compared to 35.8% for the 1998 period.

Liquidity

The Bank's liquidity ratio as defined by the Federal Home Loan Bank Regulations was 14% for March 31, 1999, which exceeded the 4% regulatory requirements. The Bank does not know of any demands, commitments, events or uncertainties that would have a materially adverse effect on its liquidity. Customer deposits, loan principal repayments, loan sales and Federal Home Loan Bank advances are the primary sources of the Bank's liquidity, and it is anticipated that these will be adequate to meet the Bank's needs.

Capital Resources

The  Bank  does  not  presently  have  any  material   commitments  for  capital
expenditures.

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY


Regulatory Capital Requirements

The following table sets forth the Bank's capital position relative to its various minimum regulatory capital requirements at March 31, 1999.
                                                                     Percent of
                                                     Amount            Assets
                                                     ------            ------
                                                      (Dollars in thousands)
   Tier 1 Capital (to total assets)               $      26,195             5.8%
   Tier 1 Capital Requirement                            17,792             4.0
                                                  -------------     ------------
     Excess                                       $       8,403             1.8%
                                                  =============     ============

   Tier 1 Capital (to risk-weighted assets)       $      26,195             9.7%
   Tier 1 Capital Requirement                            10,761             4.0
                                                  -------------     ------------
     Excess                                       $      15,434             5.7%
                                                  =============     ============

   Total Capital (to risk-weighted assets)        $      29,576            10.9%
   Total Capital Requirement                             21,522             8.0
                                                  -------------     ------------
     Excess                                       $       8,054             2.9%
                                                  =============     ============

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY


                           Part II - Other Information


Item 1.    Legal Proceedings

           First Palmetto is not engaged in any legal proceedings of a material nature at this time. From time to time it is party to legal proceedings in the ordinary course of business wherein it enforces its security interest.


Item 2.    Changes in Securities

           None


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

           First Palmetto monitors whether material changes in market risk have occurred since year-end. First Palmetto does not believe that material changes in market risk exposures occurred during the six months ended March 31, 1999.


Item 4.    Submission of Matters to a Vote of Security Holders

           Items as described in First Palmetto Financial Corporation's Proxy Statement pertaining to the Annual Meeting held on February 22, 1999 were passed as recommended by the Board of Directors of the Corporation. These items concerned the election of directors.


Item 5.    Other Materially Important Events

           None


Item 6.    Exhibits and Reports on Form 8-K

           None

                                   Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     First Palmetto Financial Corporation





DATED:             5/13/99           By:  /s/ Samuel R. Small
       -------------------------        ----------------------------------------
                                         Samuel R. Small
                                         President and Chief Executive Officer




DATED:             5/13/99           By:  /s/ Steve G. Williams, Jr.
       -------------------------        ----------------------------------------
                                         Steve G. Williams, Jr.
                                         Chief Financial Officer