Form 10-Q
period 1999-06-30
FIRST PALMETTO FINANCIAL CORP
filed 1999-08-16
CIK 864927

FORM 10-Q
                                    ---------

                       SECURITIES and EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                   Commission File 0-18932
June 30, 1999

                      FIRST PALMETTO FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant As Specified In Its Charter)

          Delaware                                      57-0921284
          --------                                      ----------
 (State of Incorporation)                (I.R.S. Employer Identification Number)

        407 DeKalb Street
 Camden, South Carolina 29020                         (803) 432-2265
------------------------------------    ----------------------------------------
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

                                   (1) Yes  X   No ___

                                   (2) Yes  X   No ___

Number of shares of common stock outstanding as of August 9, 1999 708,010.
                                                                  -------

                                      INDEX
                                      -----

Part I - Financial Information                                              Page
                                                                            ----

Consolidated Statements of Financial Condition as of
     June 30, 1999 and September 30, 1998                                    1

Consolidated Statements of Income for the Three Months
     Ended June 30, 1999 and 1998 and the Nine Months Ended
     June 30, 1999 and 1998                                                  2

Consolidated Statements of Cash Flows for the
     Nine Months Ended June 30, 1999 and 1998                              3-4

Notes to Consolidated Financial Statements                                   5

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                   6-9

Part II- Other Information                                                  10

Signatures                                                                  11

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                 CONSOLIDATED STATEMENTS of FINANCIAL CONDITION

                                                                                  (Unaudited)
                                                                                    June 30,      September 30,
                                                                                     1999             1998
                                                                                  ----------      -------------
ASSETS                                                                                    (In thousands)
   Cash and due from banks                                                     $       6,322       $      6,983
   Interest-bearing deposits in other banks                                           10,375             11,892
   Certificates of deposit in other banks                                                100                100
   Investment securities held for investment (market value
     of $50,299 and $38,521 at June 30, 1999 and
     September 30, 1998, respectively)                                                50,798             37,969
   Mortgage-backed securities held for investment (market value of
     $66,494 and $97,654 at June 30, 1999 and September 30, 1998,
     respectively)                                                                    66,927             95,862
   Loans, net of allowance for loan losses of $5,108 and $4,649 at
     June 30, 1999 and September 30, 1998, respectively                              294,707            263,989
   Accrued interest receivable                                                         3,008              3,126
   Real estate acquired in settlement of loans                                           232                500
   Stock in Federal Home Loan Bank (FHLB)                                              3,200              3,333
   Premises and equipment                                                              7,426              6,664
   Prepaid expenses and other assets                                                   3,278              3,327
                                                                               -------------      -------------
           Total assets                                                        $     446,373      $     433,745
                                                                               =============      =============
LIABILITIES and STOCKHOLDERS' EQUITY
   Deposits                                                                    $     353,667      $     343,947
   FHLB advances                                                                      62,000             60,667
   Accrued expenses and other liabilities                                              2,132              3,962
                                                                               -------------      -------------
           Total liabilities                                                         417,799            408,576
                                                                               -------------      -------------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 500,000 shares
     authorized, none issued and outstanding                                               -                  -
   Common stock, $.01 par value, 1,500,000 shares
     authorized, 748,014 shares issued at June 30, 1999
     and September 30, 1998                                                                7                  7
   Additional paid-in capital                                                          6,680              6,680
   Retained earnings, substantially restricted                                        22,512             19,107
   Treasury stock, at cost (40,004 shares at June 30, 1999
     and September 30, 1998)                                                            (625)              (625)
                                                                               -------------      -------------
           Total stockholders' equity                                                 28,574             25,169
                                                                               -------------      -------------
           Total liabilities and stockholders' equity                          $     446,373      $     433,745
                                                                               =============      =============

                 See Notes to Consolidated Financial Statements

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                  CONSOLIDATED STATEMENTS of INCOME (UNAUDITED)

                                                      Three Months      Three Months      Nine Months        Nine Months
                                                          Ended             Ended            Ended              Ended
                                                         June 30,          June 30,         June 30,           June 30,
                                                           1999              1998             1999               1998
                                                           ----              ----             ----               ----
                                                            (In thousands, except per share and number of shares data)
Interest income:
   Loans                                              $      6,248     $       5,768    $      18,272      $      17,069
   Mortgage-backed securities                                  700               719            1,792              2,327
   Investments securities                                    1,069             1,025            3,653              2,216
   Other                                                       203               367              991              1,133
                                                     -------------     -------------    -------------      -------------
       Total interest income                                 8,220             7,879           24,708             22,745
                                                     -------------     -------------    -------------      -------------
Interest expense:
   Deposits                                                  3,563             3,882           10,953             11,285
   FHLB advances                                               795               526            2,587              1,251
                                                     -------------     -------------    -------------      -------------
       Total interest expense                                4,358             4,408           13,540             12,536
                                                     -------------     -------------    -------------      -------------
   Net interest income                                       3,862             3,471           11,168             10,209
   Provision for loan losses                                   280               500              775              1,575
                                                     -------------     -------------    -------------      -------------
   Net interest income after
    provision for loan losses                                3,582             2,971           10,393              8,634
                                                     -------------     -------------    -------------      -------------
Other income:
   Service charges                                             346               334            1,013                971
   Loan servicing                                               76               103              237                358
   Gain on sale of loans                                       108               175              578                352
   Gain on sale of investments                                   -                 -                -                632
   Miscellaneous                                                62                18              201                940
                                                     -------------     -------------    -------------      -------------
       Total other income                                      592               630            2,029              3,253
                                                     -------------     -------------    -------------      -------------
Other expense:
   Compensation and fringe benefits                          1,078             1,012            3,275              3,081
   Net occupancy                                               295               325              782                886
   Data processing fees                                        195               232              570                579
   Telephone, postage, and supplies                            138               140              461                427
   Amortization of intangible assets                           121                75              364                272
   Federal and other insurance premiums                         84                76              257                236
   Miscellaneous                                               434               325            1,395              1,164
                                                     -------------     -------------    -------------      -------------
       Total other expense                                   2,345             2,185            7,104              6,645
                                                     -------------     -------------    -------------      -------------
Income before income taxes                                   1,829             1,416            5,318              5,242
Income taxes                                                   667               515            1,913              1,892
                                                     -------------     -------------    -------------      -------------
NET INCOME                                           $       1,162     $         901    $       3,405      $       3,350
                                                     =============     =============    =============      =============

EARNINGS PER SHARE                                   $        1.64     $        1.27    $        4.81      $        4.73
                                                     =============     =============    =============      =============
Average number of common shares
  outstanding - basic                                      708,010           708,010          708,010            708,010
                                                     =============     =============    =============      =============

                 See Notes to Consolidated Financial Statements

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)

                                                                                         Nine Months        Nine Months
                                                                                            Ended              Ended
                                                                                          June 30,           June 30,
                                                                                            1999               1998
                                                                                            ----               ----
Cash flows from operating activities:                                                               (In thousands)
   Net income                                                                           $       3,405      $       3,350
   Adjustments  to  reconcile  net  income  to net
    cash  provided  by  operating activities:
       Gain on sale of available-for-sale securities                                                -               (632)
       Accretion and amortization of investments discounts
         and premiums, net                                                                        102               (137)
       Provision for loan losses                                                                  775              1,575
       Gain on sale of loans                                                                     (578)              (352)
       Gain on sale of branch site                                                                  -               (784)
       Gain on sale of real estate acquired in settlement of loans                                 (5)                 -
       Depreciation                                                                               268                407
       Amortization of intangible assets                                                          364                272
       Proceeds from sale of loans                                                             38,514             20,175
       Originations and principal repayments of loans held for sale, net                      (37,936)           (19,823)
       (Increase) decrease in accrued interest receivable                                         118               (126)
       Increase in prepaid expenses and other assets                                              (85)               (75)
       Increase (decrease) in accrued expenses and other liabilities                           (1,830)             1,443
                                                                                        -------------      -------------
           Net cash provided by operating activities                                            3,112              5,293
                                                                                        -------------      -------------
Cash flows from investing activities:
   Net decrease in certificates of deposits                                                         -                299
   Proceeds from sale of available-for-sale securities                                              -              1,304
   Purchases of available-for-sale securities                                                       -               (250)
   Proceeds from maturities of investment securities                                           25,318             26,074
   Purchases of investment securities                                                         (38,127)           (19,346)
   Purchases of mortgage-backed securities                                                     (7,519)           (70,845)
   Principal repayments on mortgage-backed securities                                          36,332              8,560
   Net increase in loans                                                                      (31,708)           (13,696)
   Improvements and purchases of real estate held for development                                (231)              (277)
   Purchase of FHLB stock                                                                           -             (1,304)
   Proceeds from redemption of FHLB stock                                                         133                  -
   Proceeds from sale of real estate acquired in settlement of loans                              488                321
   Proceeds from sale of premises and equipment                                                     -                 83
   Capital expenditures for premises and equipment                                             (1,030)              (630)
   Sale of branch                                                                                   -             (5,547)
                                                                                        -------------      -------------
           Net cash used in investing activities                                              (16,344)           (75,254)
                                                                                        -------------      -------------

                 See Notes to Consolidated Financial Statements

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)

                                                                                          Nine Months        Nine Months
                                                                                            Ended              Ended
                                                                                           June 30,           June 30,
                                                                                             1999               1998
                                                                                        -------------      -------------
                                                                                                    (In thousands)

Cash flows from financing activities:
   Net increase in deposits                                                                     9,721             34,028
   Proceeds from FHLB advances                                                                 15,000             44,633
   Repayment of FHLB advances                                                                 (13,667)            (5,200)
                                                                                        -------------      -------------
           Net cash provided by financing activities                                           11,054             73,461
                                                                                        -------------      -------------
           Net increase (decrease) in cash and cash equivalents                                (2,178)             3,500

           Cash and cash equivalents at beginning of the period                                18,875             24,805
                                                                                        -------------      -------------
           Cash and cash equivalents at end of the period                               $      16,697      $      28,305
                                                                                        =============      =============
Supplemental disclosures of cash flow information:

   Cash paid during the year for:
       Interest (net of capitalization)                                                 $      13,762      $      12,355
                                                                                        =============      =============
       Income taxes                                                                     $       1,700      $       1,102
                                                                                        =============      =============
Supplemental schedule of noncash investing and financing activities:

   Decrease in unrealized gain on available for sale securities                         $           -      $         305
                                                                                        =============      =============
   Loans transferred to real estate acquired in settlement of loans                     $         220      $         467
                                                                                        =============      =============

                 See Notes to Consolidated Financial Statements

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
             NOTES to CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1    Basis of Presentation

          The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management of First Palmetto Financial Corporation ("First Palmetto"), the financial statements reflect all adjustments necessary to present fairly the financial position of First Palmetto and subsidiary, First Palmetto Savings Bank, F.S.B. (the "Bank") and the results of operations and changes in cash flow for the interim period. All adjustments are of a normal and recurring nature.

Note 2    Comprehensive Income

          In June, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The purpose of SFAS 130 is to address concerns over the practice of reporting elements of comprehensive income directly in equity. First Palmetto had no other comprehensive income items for the nine months ended June 30, 1999. The statement of comprehensive income for the nine months ended June 30, 1998 is as follows:

           Net income                                          $       3,350
           Other comprehensive income, net of tax:
             Unrealized gains on securities
               available-for-sale, net of tax                             94
             Less, reclassification adjustment for
               gains included in net income, net of tax                 (305)
                                                               -------------
                  Total comprehensive income                   $       3,139
                                                               =============

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY

Management's Discussion and Analysis of Financial Conditions and
Results of Operations

Financial Condition

Total Assets at June 30, 1999 amounted to $446.4 million as compared to $433.7 million at September 30, 1998, an increase of $12.7 million or 2.9%.

Loans receivable increased by $30.7 million or 11.6% from $264.0 million at September 30, 1998 to $294.7 million at June 30, 1999.

The following table sets forth selected data relating to the composition of the Bank's loan portfolio at the dates indicated.

                                                 June 30,      September 30,
                                                   1999            1998
                                                   ----            ----
                                                      (In thousands)

       Real Estate:
           Mortgage                         $     248,058      $     217,504
           Construction                             5,119              9,127
       Consumer                                    25,908             29,847
       Commercial business                         23,713             15,724

       Less:
       Undisbursed loan proceeds                   (2,766)            (3,325)
       Deferred loan fees                            (217)              (239)
       Allowance for loan losses                   (5,108)            (4,649)
                                            -------------      -------------
           Total                            $     294,707      $     263,989
                                            =============      =============

As of June 30, 1999 and September 30, 1998, there were no concentrations of loans in any types of industry which exceeded 10% of the Bank's total loans that are not disclosed as a loan category.

Loans are placed on non-accrual status when, in the opinion of management, the collection of interest is doubtful. As of June 30, 1999 and September 30, 1998, the Bank had non-accrual loans in the amount of $1.6 million and $636,000, respectively. Interest income that was foregone on the non-accrual loans that would have been recorded if the loans had been current in accordance with their original terms amounted to $48,000 and $36,000 at June 30, 1999 and September 30, 1998, respectively. Interest income recognized on non-accrual loans amounted to $32,000 and $25,000 for the periods ended June 30, 1999 and September 30, 1998, respectively.

There were no loans which were not classified as non-accrual or restructured at June 30, 1999 or September 30, 1998 which may be so classified in the near future because of management concerns as to the ability of the borrowers to comply with repayment terms.

Deposits increased by $9.7 million or 2.8% during the nine month period to $353.7 million at June 30, 1999 from $343.9 million at September 30, 1998.

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY

Federal Home Loan Bank advances increased to $62.0 million at June 30, 1999, from $60.7 million at September 30, 1998.

Stockholders' Equity increased by $3.4 million which equaled net income for the period. Book value per share at June 30, 1999, was $40.36 as compared to $35.55 at September 30, 1998.

Results of Operations

Interest income for the nine months ended June 30, 1999, amounted to $24.7 million as compared to $22.7 million for the nine months ended June 30, 1998. The increase in interest income equaled $2.0 million or 8.6%. The primary reason was an increase in interest-earning assets and a change in the mix of the Bank's interest-earning assets in the higher interest-earning categories. Interest expense for the nine months ended June 30, 1999, amounted to $13.5 million as compared to $12.5 million for the comparative nine month period of 1998. The increase in interest expense equaled $1.0 million or 8.0%. Interest on deposits decreased by $332,000 or 2.9%. Interest on FHLB advances for the 1999 period was $2.6 million as compared to $1.3 million for the 1998 period. For the latter period, the bank had an increased amount of outstanding advances from FHLB. Net interest income for the 1999 period was $11.2 million as compared to $10.2 million for the 1998 period. The increase of $1.0 million equaled 9.4%.

The following table sets forth an analysis of the Bank's allowance for loan losses for the period indicated.

                                                                         Nine Months      Nine Months
                                                                            Ended            Ended         Year Ended
                                                                             June,            June,       September 30,
                                                                             1998             1999            1998
                                                                             ----             ----            ----
                                                                                        (In thousands)
Balance at beginning of period                                         $       3,009    $       4,649      $       3,009
                                                                       -------------    -------------      -------------
       Loans charged off:
           Real estate                                                            25              238                148
           Consumer                                                              152              101                394
           Commercial                                                            355                -                395
                                                                       -------------    -------------      -------------
                Total charge-offs                                                532              339                937
                                                                       -------------    -------------      -------------
       Recoveries                                                                301               23                315
                                                                       -------------    -------------      -------------
       Provision for loan losses                                               1,575              775              2,262
                                                                       -------------    -------------      -------------
       Balance at end of period                                        $       4,353    $       5,108      $       4,649
                                                                       =============    =============      =============
       Ratio of net charge-offs to average
         loans outstanding during the period annualized                         .11%             .11%               .25%
                                                                       =============    =============      =============

The allowance for loan losses is the amount considered adequate to absorb inherent losses in the loan portfolio. Management's evaluation of the adequacy of the allowance is based on a review of such factors which include the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, delinquency trends, history of charge-offs and economic conditions.

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY

While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ from the assumptions used in making the evaluations.

Other income for the nine months ended June 30, 1999 decreased, equaling $2.0 million for the 1999 period and $3.3 million for the 1998 period. The primary reason for the decrease was the gain on the sale of a branch in the 1998 period amounting to $784,000 and the gain on sale of investments for the 1998 period of $632,000.

Other expenses increased $459,000, amounting to $7.1 million for the nine months ended June 30, 1999, and $6.6 million for the nine months ended June 30, 1998.

Earnings per share, using the weighted average method, were $4.81 for the 1999 period compared to $4.73 for the 1998 period.

The effective tax rate for the nine months ended June 30, 1999 was 36.0% as compared to 36.1% for the 1998 period.

Interest income for the three months ended June 30, 1999 amounted to $8.2 million as compared to $7.9 million for the three months ended June 30, 1998. The increase in interest income is primarily attributable to an increase in the volume of interest-earning assets. Interest expense amounted to $4.4 million for the 1999 and 1998 periods.

Management makes provisions for loan losses in amounts sufficient to maintain the Bank's allowance for loan losses at adequate amounts to provide for estimated potential losses in the loan portfolio. Management provided $280,000 in the 1999 period as compared to $500,000 in the 1998 period.

Other income decreased to $592,000 for the 1999 period compared to $630,000 for the 1998 period.

Other expenses increased during the comparative periods amounting to $2.3 million for the 1999 period as compared to $2.2 million for the 1998 period.

The effective tax rate for the three months ended June 30, 1999 was 36.5% as compared to 36.3% for the 1998 period.

Liquidity

The Bank's liquidity ratio as defined by the Federal Home Loan Bank Regulations was 14.71% for June 30, 1999, which exceeded the 4% regulatory requirements. The Bank does not know of any demands, commitments, events or uncertainties that would have a materially adverse effect on its liquidity. Customer deposits, loan principal repayments, loan sales and Federal Home Loan Bank advances are the primary sources of the Bank's liquidity, and it is anticipated that these will be adequate to meet the Bank's needs.

Capital Resources

The  Bank  does  not  presently  have  any  material   commitments  for  capital
expenditures.

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY

Regulatory Capital Requirements

The following table sets forth the Bank's capital position relative to its various minimum regulatory capital requirements at June 30, 1999.

                                                                     Percent of
                                                     Amount             Assets
                                                     ------             ------
                                                      (Dollars in thousands)

   Tier 1 Capital (to total assets)               $      27,428          6.15%
   Tier 1 Capital Requirement                            17,830          4.00
                                                  -------------      --------
     Excess                                       $       9,598          2.15%
                                                  =============      ========

   Tier 1 Capital (to risk-weighted assets)       $      27,428          9.80%
   Tier 1 Capital Requirement                            11,162          4.00
                                                  -------------      --------
     Excess                                       $      16,266          5.80%
                                                  =============      ========

   Total Capital (to risk-weighted assets)        $      30,929         11.10%
   Total Capital Requirement                             22,324          8.00
                                                  -------------      --------
     Excess                                       $       8,605          3.10%
                                                  =============      ========

Year 2000 Considerations

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If uncorrected, many computer programs could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

The business risks associated with Year 2000 are considerable. Some of the risks include errors in accruing interest for loans and deposits, communication devices may become inoperable, and basic utilities may cease to be provided. Recognizing the risks of computer errors as the result of Year 2000, the Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement on May 5, 1997, providing an outline for institutions to effectively manage the Year 2000 challenges. The guidance identified the following five stages for Year 2000 management: awareness, assessment, renovation, testing and implementation stages. First Palmetto has completed all five stages of its mission critical systems and is confident the Bank will be prepared for a smooth transition to the Year 2000.

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

Item 2.    Changes in Securities

           None

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

           First Palmetto monitors whether material changes in market risk have occurred since year-end. First Palmetto does not believe that material changes in market risk exposures occurred during the nine months ended June 30, 1999.

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Materially Important Events

           None

Item 6.    Exhibits and Reports on Form 8-K

           None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       First Palmetto Financial Corporation
                                       ------------------------------------



DATED:             8/12/99             By:  /s/ Samuel R. Small
                                           ------------------------------------
                                           Samuel R. Small
                                           President and Chief Executive Officer




DATED:             8/12/99             By:  /s/ Steve G. Williams, Jr.
                                           ------------------------------------
                                           Steve G. Williams, Jr.
                                           Chief Financial Officer