Form 10-K
period 1999-09-30
FIRST PALMETTO FINANCIAL CORP
filed 1999-12-28
CIK 864927

SECURITIES and EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999
                         Commission File Number: 0-18932

                      FIRST PALMETTO FINANCIAL CORPORATION
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       57-0921284
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    407 DeKalb Street, Camden, S.C.                       29020
----------------------------------------    ------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of its 10-K or any amendments to this Form 10-K. |X|

     The registrant's voting stock is not regularly and actively traded in any established market, and there are no regularly quoted bid and asked prices for the registrant's voting stock. As of November 4, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the most recent privately negotiated sales prices known to management, was approximately $30.0 million (399,860 shares at $75.00 per share). It is assumed for purposes of this calculation that all of the registrant's directors and executive officers are affiliates of the registrant.

     As of November 5, 1999 there were issued and outstanding 712,010 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999 (the "Annual Report"). (Parts I and II)
2. Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders (PART III).

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

     The Bank's main office is located at 407 DeKalb Street, Camden, South Carolina (telephone (803) 432-1416). First Palmetto also has sixteen branch offices in other South Carolina locations in Bishopville, Camden, Columbia, Darlington, Elgin, Irmo, Kershaw, Lancaster, Lexington, Lugoff, Manning, Myrtle Beach, North Myrtle Beach, Pageland and Pontiac.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     Financial   Condition   Data.  The  following   tables   present   selected
consolidated financial information and other data for First Palmetto at the dates and for the periods indicated.

Consolidated Financial Condition Data

                                                                            At September 30,
                                            -------------------------------------------------------------------------
                                                    1999           1998           1997            1996           1995
                                            ------------   ------------   ------------    ------------   ------------
                                                                           (In thousands)
Assets                                      $    475,751   $    433,745   $    372,948    $    344,547   $    323,183
Loans, net                                       317,012        263,989        252,336         227,209        198,373
Cash and investment securities (a)                80,023         56,944         74,030          70,519         71,807
Mortgage-backed securities                        59,877         95,862         32,367          33,010         39,410
Deposits                                         361,764        343,947        320,769         288,157        267,313
Federal Home Loan Bank advances                   83,000         60,667         27,233          32,550         33,367
Stockholders' equity, substantially
  restricted                                      28,231         25,169         22,855          20,208         19,345
---------------------------------------------------------------------------------------------------------------------

(a)    Includes  cash and due from  banks,  interest-bearing  deposits  in other banks,  certificates  of  deposit in
       other  banks,   available-for-sale securities and investment securities.

Consolidated Summary of Operations

                                                                   Years Ended September 30,
                                            -------------------------------------------------------------------------
                                                    1999           1998           1997            1996           1995
                                            ------------   ------------   ------------    ------------   ------------
                                                              (In thousands, except per share data)

Interest income                             $     33,210   $     31,026   $     27,902    $     26,016   $     22,794
Interest expense                                  18,052         17,275         15,025          14,186         12,483
                                            ------------   ------------   ------------    ------------   ------------
Net interest income                               15,158         13,751         12,877          11,830         10,311
Provision for loan losses                          1,144          2,262          1,428             885            482
                                            ------------   ------------   ------------    ------------   ------------
Net interest income after
  provision for loan losses                       14,014         11,489         11,449          10,945          9,829
Other income                                       2,602          3,904          2,636           2,255          1,934
Other expense                                      9,432          8,861          8,846           9,993          8,105
Income taxes                                       2,581          2,354          1,909           1,195          1,300
                                            ------------   ------------   ------------    ------------   ------------
Net income                                  $      4,603   $      4,178   $      3,330    $      2,012   $      2,358
                                            ============   ============   ============    ============   ============
Net income per common share-basic           $       6.50   $       5.90   $       4.80    $       2.90   $       3.40
                                            ============   ============   ============    ============   ============
Book value per common share                 $      39.65   $      35.55   $      32.28    $      29.16   $      27.90
                                            ============   ============   ============    ============   ============
Dividends per share                         $       2.60   $       2.20   $       1.90    $       1.60   $       1.40
                                            ============   ============   ============    ============   ============

Financial Ratios

                                                              For the year ended September 30,
                                                           -------------------------------------
                                                              1999            1998          1997
                                                           -------         -------       -------
Return on average assets (net income
   divided by average total assets)                         1.03%            1.06%         .94%

Return on average equity (net income
   divided by average equity)                              17.06%           18.21%       16.24%

Dividend payout ratio (dividends declared
   divided by net income)                                     40%              37%          40%

Average equity-to-average assets ratio (average
   equity divided by average total assets)                  6.02%            5.84%        5.80%

LENDING ACTIVITIES

     General. First Palmetto offers residential, construction, commercial real estate, installment and commercial business loans.

       Loan Portfolio Data. The following table sets forth selected data relating to the composition of First Palmetto's loan portfolio by type of loan and type of security at the dates indicated.

                                                                      At September 30,
                              -----------------------------------------------------------------------------------------------
                                     1999                1998               1997                 1996              1995
                              ----------------    ----------------    ----------------   ----------------   -----------------
                                                                       (Dollars in thousands)
Type of Loan:
   Real estate loans:
     1-4 Family               $136,248   43.0%    $119,947   45.4%    $129,244   51.2%   $123,155   54.2%   $106,264    53.6%
     Commercial                132,601   41.8       97,557   37.0       78,147   31.0      62,043   27.3      56,489    28.4
     Construction                8,456    2.7        9,127    3.5        8,462    3.4       8,695    3.8       5,431     2.7
   Commercial business          24,206    7.6       15,724    6.0       13,525    5.4      12,578    5.5      10,055     5.1
   Installment loans            25,103    7.9       29,847   11.3       29,131   11.5      27,847   12.3      24,376    12.3
Less:
   Undisbursed loan proceeds     3,938    1.2        3,325    1.3        2,891    1.2       4,461    2.0       2,240     1.1
   Deferred loan fees              218     .1          239     .1          273     .1         284     .1         202      .1
   Allowance for loan losses     5,446    1.7        4,649    1.8        3,009    1.2       2,364    1.0       1,800      .9
                              --------  -----     --------  -----     --------  -----    --------  -----    --------   -----
         Total                $317,012  100.0%    $263,989  100.0%    $252,336  100.0%   $227,209  100.0%   $198,373   100.0%
                              ========  =====     ========  =====     ========  =====    ========  =====    ========   =====

     Large Loans. At September 30, 1999, First Palmetto's five largest loans ranged from $1.5 to $2.5 million. All of these loans were secured by real property in First Palmetto's primary market area.

     Sensitivities of Loans to Changes in Interest Rates. The following table sets forth certain information as of September 30, 1999, regarding the dollar amount of loans maturing in First Palmetto's portfolio based on their contractual terms to maturity, including scheduled repayments of principal.
Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                      Due           Due two
                               during the      through five     Due after five
                              year ending       years after        years after
                            September 30,     September 30,      September 30,
                                     2000              1999               1999             Total
                            -------------    --------------      -------------     -------------
                                                        (In thousands)
Real Estate                 $      92,412    $      134,355      $      50,538     $     277,305
Commercial Business                16,131             7,713                362            24,206
Installment                        19,113             5,571                419            25,103
                            -------------    --------------      -------------     -------------
       Total                $     127,656    $      147,639      $      51,319     $     326,614
                            =============    ==============      =============     =============

     The following table sets forth, as of September 30, 1999, the dollar amount of loans in First Palmetto's portfolio due more than one year after such date which had predetermined interest rates and had floating or adjustable interest rates.

                                             Floating or
                        Predetermined         Adjustable
                                Rates              Rates               Total
                        -------------       ------------       -------------
                                            (In thousands)

Real Estate            $      173,719      $      11,174       $     184,893
Commercial                      7,670                405               8,075
Installment                     5,381                609               5,990
                       --------------      -------------       -------------
       Total           $      186,770      $      12,188       $     198,958
                       ==============      =============       =============

     Residential Loans. Residential loans, which comprised 43% of the loan portfolio or $136.2 million at September 30, 1999, are generally underwritten to the Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. Charge-offs for these type loans totaled $2,000 for the fiscal year ended September 30, 1999 and $148,000 for the previous year. Residential loans, the largest category of loans, represents the least amount of credit risk.

     Construction Loans. Construction loans totaled a net $8.5 million or 2.7% of the loan portfolio at September 30, 1999.

     During fiscal 1999, First Palmetto originated $13.4 million of construction loans, which represented 4.7% of its total loans originated during the period. Substantially all of First Palmetto's construction loan portfolio at September 30, 1999 consisted of loans secured by single-family dwellings.

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

     Commercial real estate loans, including loans secured by multi-family apartment projects with more than four units, constituted approximately $132.6 million, or 41.8% of First Palmetto's net loan portfolio at September 30, 1999. This was an increase of $35.0 million from the previous year. These loans are typically secured by commercial real estate located in Horry, Kershaw, Lexington or Richland County, South Carolina. Commercial real estate loans are generally made in amounts up to $1.0 million and are generally considered to involve higher risks than owner-occupied residential real estate loans. First Palmetto's largest single commercial real estate loan at September 30, 1999 was approximately $2.5 million. Commercial properties are evaluated based on whether the income produced would be sufficient to pay the scheduled payments.

     Installment Loans. Installment loans decreased to $25.1 million at September 30, 1999. In originating consumer loans, First Palmetto focuses on a customer's debt obligations, ability and willingness to repay and general economic trends in evaluating credit request. Charge-offs on consumer loans totaled $134,000 and $394,000 for the fiscal years ended September 30, 1999 and 1998, respectively. Due to the higher credit risks and operating costs inherent in consumer loans, rates are generally higher than those required on residential and commercial loans.

     Commercial Business Loans. Commercial business loans increased from $15.7 million at September 30, 1998 to $24.2 million at September 30, 1999. As with commercial real estate loans, these types of loans generally result in higher credit risk to First Palmetto. Commercial business loans are frequently unsecured or secured by inventory, accounts receivable and other types of personal property. In the event of default, the collateral, if any, may be difficult to liquidate at market prices. To manage this risk, First Palmetto assesses the financial condition of the borrower as well as the marketability of the collateral on the loan (if applicable) in evaluating the loan request. Restrictive debt covenants which limit such items as officers' salaries, working capital and equity capital are included in commercial business loan agreements.

     Charge-offs for commercial real estate and business loans totaled  $490,000
and  $395,000  for  the  fiscal  years  ended   September  30,  1999  and  1998,
respectively.

     First Palmetto originates commercial business loans on a limited basis.

     The following table sets forth loans and loan participations purchased and sold by First Palmetto during the periods indicated.

                                                            Years Ended September 30,
                                    -------------------------------------------------------------------------
                                            1999           1998           1997            1996           1995
                                    ------------   ------------   ------------    ------------   ------------
                                                                  (In thousands)
Loans originated:
   Residential                      $    106,101   $     82,713   $     64,476    $     71,530   $     39,039
   Residential construction               13,350         12,922         12,396          14,747          9,079
   Commercial real estate,
     including construction              141,007         75,065         50,960          35,235         43,248
   Consumer                               22,520         22,391         19,935          19,456         19,838
                                    ------------   ------------   ------------    ------------   ------------
       Total loans originated       $    282,978   $    193,091   $    147,767    $    140,968   $    111,204
                                    ============   ============   ============    ============   ============

Loans sold                          $     43,422   $     29,961   $     11,764    $     16,210   $      9,227
                                    ============   ============   ============    ============   ============

     Non-Performing Assets and Asset Classification. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Management and the directors of First Palmetto review on a monthly basis individual loans which are classified as non-performing assets. Management also evaluates the adequacy of the allowance for loan losses based on specific review of delinquent loans and other loans with problems, composition of the Bank's loan portfolio, history of charge-offs, general economic conditions, value of collateral and other factors. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

     At September 30, 1999 and 1998, the recorded investments in loans that were considered to be impaired was $2.2 million and $851,000, respectively. There was no specific allowance for credit losses related to the impaired loans as of September 30, 1999 and 1998. The average recorded investment in impaired loans during the years ended September 30, 1999 and 1998 was $1.1 million and $923,000, respectively. Interest income recognized on the cash basis for impaired loans amounted to $150,000 and $127,000 for the years ended September 30, 1999 and 1998, respectively. Large groups of smaller-balance homogenous loans such as residential mortgages and consumer installment loans are not evaluated for impairment individually.

     First Palmetto had nonaccrual loans of approximately $836,000, $636,000, and $981,000, at September 30, 1999, 1998, and 1997, respectively. Foregone interest income related to nonaccrual loans for the years ended September 30, 1999, 1998 and 1997 amounted to $56,000, $36,000 and $60,000, respectively.
Interest income recognized on nonaccrual loans for the years ended September 30, 1999, 1998 and 1997 amounted to $36,000, $25,000 and $38,000, respectively.

     Real estate acquired by First Palmetto as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value less estimated costs to sell. Thereafter, such properties are carried at lower of cost or fair value less estimated costs to sell. At September 30, 1999, real estate owned in the amount of $78,000 was secured by single family dwellings or land and $10,000 was secured by commercial property. All such property is located in First Palmetto's primary lending area and management is currently seeking to sell all property.

     At September 30, 1999, the allowance for loan losses totaled $5.4 million compared to $4.6 million at September 30, 1998. The allowance for loan losses as a percentage of loans was 1.69% and 1.73% at September 30, 1999 and 1998, respectively. Asset quality has improved for the comparative years with the ratio of non-performing assets to total assets decreasing to .20% at September 30, 1999 from .26% and .35% at September 30, 1998 and 1997, respectively. All of the allowance for loan losses has been allocated to general reserves. Approximately $3.1 million has been allocated to commercial loans, $1.4 million has been allocated to real estate mortgage, $500,000 has been allocated to installment loans and the remainder of the allowance has been allocated to other loans.

     The provision for loan losses for fiscal 1999 was $1.1 million compared to $2.3 million for the preceding year. In the previous year, the provision for loan losses resulted from the higher level of loans outstanding and the continuing shift in the loan mix from lower risk residential lending to higher risk consumer and commercial lending. Management decreased the amount it provided for loan losses as compared to 1998 after considering the decline in net charge-offs, the decline in non-performing assets and other factors. Net charge-offs to the allowance for loan losses were $347,000 or .12% of average loans during the fiscal year ended September 30, 1999, as compared to $622,000 or .25% of average loans during the fiscal year ended September 30, 1998. Non-performing assets at September 30, 1999 totaled $924,000, a $212,000 reduction from the $1.1 million at September 30, 1998. Management continually reviews the adequacy of the allowance for loan losses, considering such factors as reviews of delinquent loans and other loans with problems, composition of the Bank's loan portfolio, history of charge-offs, general economic conditions that may affect borrowers ability to repay and the value of collateral.

     While First Palmetto believes it has established its existing allowances for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing First Palmetto's loan portfolio, will not request First Palmetto to adjust its allowance for loan losses, thereby impacting First Palmetto's financial condition and earnings.

     At September 30, 1999, there were no concentrations of loans in any types of industry which exceeded 10% of First Palmetto's total loans that were not otherwise disclosed as a loan category above. In addition, there were no loans which were not classified as non-accrual or restructured at September 30, 1999 which may be so classified in the near future because known information about possible credit problems of borrowers which causes management to have doubts as to the ability of the borrowers to comply with the present loan repayment terms.

     The following table sets forth an analysis of First Palmetto's allowance for loan losses for the periods indicated.

                                                                    Years Ended September 30,
                                         -------------------------------------------------------------------------
                                                 1999           1998           1997            1996           1995
                                         ------------   ------------   ------------    ------------   ------------
                                                                    (Dollars in thousands)
Balance at beginning of period           $      4,649   $      3,009   $      2,364    $      1,800   $      1,655

Loans charged off:
   Residential                                      2            148            272              63             16
   Consumer                                       134            394            182             220            200
   Commercial                                     490            395            463             284            180
                                         ------------   ------------   ------------    ------------   ------------
           Total charge-offs                      626            937            917             567            396
                                         ------------   ------------   ------------    ------------   ------------
Recoveries
   Residential                                     17            209              -               -              2
   Consumer                                        32             51             54              52             30
   Commercial                                     230             55             80             194             27
                                         ------------   ------------   ------------    ------------   ------------
           Total recoveries                       279            315            134             246             59
                                         ------------   ------------   ------------    ------------   ------------

Provision for loan losses                       1,144          2,262          1,428             885            482
                                         ------------   ------------   ------------    ------------   ------------
Balance at end of period                 $      5,446   $      4,649   $      3,009    $      2,364   $      1,800
                                         ============   ============   ============    ============   ============
Ratio of net charge-offs to the
 allowance for loan losses                      6.37%          13.4%          26.0%           13.6%          18.7%
                                         ============   ============   ============    ============   ============
Ratio of net charge-offs to average
  loans outstanding during the period            .12%           .25%           .33%            .15%           .19%
                                         ============   ============   ============    ============   ============

     The following table sets forth information regarding First Palmetto's non-performing assets at the dates indicated.

                                                                            At September 30,
                                -------------------------------------------------------------------------------------------------
                                        1999                 1998                1997               1996              1995
                                --------------------  ------------------  ------------------  ----------------  -----------------
                                          Percentage          Percentage          Percentage        Percentage         Percentage
                                                  of                  of                  of                of                 of
                                               Total               Total               Total             Total              Total
                                 Amount       Assets   Amount     Assets   Amount     Assets   Amount   Assets   Amount    Assets
                                 ------       ------   ------     ------   ------     ------   ------   ------   ------    ------
                                                                              (Dollars in thousands)

Non-accrual loans                $ 836         .18%   $   636      .14%   $   981     .26%   $   984     .29%   $    823      .25%
Accruing loans 90 days
  or more past due                   -           -          -        -          -       -          -       -           -        -
                                 -----     --------   -------  --------   -------  -------   -------  -------   -------- ---------
         Total                     836         .18        636      .14        981     .26        984     .29         823      .25
                                 -----     --------   -------  --------   -------  -------   -------  -------   -------- ---------

Other non-performing
 assets  (a)                        88         .02        500      .12        332     .09        480     .14       1,031      .32
                                 -----     --------   -------  --------   -------  -------   -------  -------   -------- ---------

Troubled debt restructurings         -           -          -        -          -       -          -       -           -        -
                                 -----     --------   -------  --------   -------  -------   -------  -------   -------- ---------
Total non-performing assets      $ 924         .20%   $ 1,136      .26%   $ 1,313     .35%   $ 1,464     .43%   $  1,854      .57%
                                 =====     ========   =======  ========   =======  =======   =======  =======   ======== =========

(a)  Other  non-performing  assets  represents  property  acquired  by First Palmetto  through  foreclosure  or  repossession.  This property  is  initially recorded at the lower of its fair value less estimated costs to sell or the cost of the related loan at time of foreclosure.

INVESTMENT ACTIVITIES

     Interest on investment securities, available-for-sale securities, interest-bearing deposits and mortgage-backed securities have provided First Palmetto's second largest source of revenue after interest on loans. Interest on such investments constituted 23.2%, 22.9% and 20.7% of the total interest and other revenues of First Palmetto in fiscal years 1999, 1998 and 1997, respectively. At September 30, 1999, investment securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") of Atlanta stock and interest-bearing deposits in other banks totaled $133.0 million or 27.9% of First Palmetto's total assets.

     In accordance with generally accepted accounting principles, First Palmetto reports its investments, other than investments available-for-sale, at cost as adjusted for discounts and unamortized premiums. In 1997, investments available-for-sale were reported at fair value. In 1999, all investment securities and mortgage-backed securities are held to maturity.

     First Palmetto's mortgage-backed securities ("MBS") portfolio at September 30, 1999 was composed of adjustable rate mortgage ("ARM") MBS of $21.8 million and fixed rate MBS of $38.1 million. The ARM MBS have weighted average adjustment dates in the period from December, 1999 to June, 2000. At the present level of interest rates, the fixed rate MBS portfolio has a duration of less than two years. As interest rates increase, market value of the fixed rate MBS will decrease and the duration of the fixed rate portfolio will lengthen as borrowers are less likely to refinance the loans collateralizing the MBS. ARM MBS often experience decreased prepayments in rising interest rate environments as borrowers are less likely to fix their mortgage rates. Unlike fixed rate MBS, the fully indexed ARM MBS maintain or increase in value as rates rise, but not in the same magnitude, because the interest rate adjusts annually to market rate. See "Management's Discussion and Analysis of Financial Condition and
Results of Operations -- ASSET and LIABILITY MANAGEMENT and INTEREST RATE SENSITIVITY" in the Annual Report to Stockholders (Exhibit 13) for a discussion of First Palmetto's interest rate sensitivity risk and the associated prepayment risk.

     First Palmetto's MBS portfolio is classified as held to maturity and is therefore carried at amortized cost. Although these securities are in the held to maturity category, they are readily marketable and have a market value which is slightly less than their carrying value at September 30, 1999.

     As a member of the FHLB System, First Palmetto is required to maintain minimum levels of liquid assets specified by the OTS which vary from time to time. See "Regulation -- Savings Association Regulation -- Liquidity Requirements." The following table sets forth the carrying value of First Palmetto's interest-earning deposits, available-for-sale securities, investment securities and mortgage-backed securities at September 30, 1999, 1998 and 1997. The market values of First Palmetto's interest-earning deposits, investment securities and mortgage-backed securities at September 30, 1999 were $8.7 million, $59.4 million and $59.5 million, respectively.

     The following table sets forth the book values of First Palmetto's investments:

                                                         September 30,
                                              ---------------------------------
                                                1999        1998        1997
                                              --------    --------    ---------
                                                       (In thousands)

Interest-bearing deposits and certificates
 of deposits in other banks                   $  8,848    $ 11,992    $ 18,484
                                              ========    ========    ========

Investment securities
U.S. Government obligations                   $ 60,174    $ 37,969    $ 47,918
Available-for-sale investments                       -           -         907
                                              --------    --------    --------
       Total investments                      $ 60,174    $ 37,969    $ 48,825
                                              ========    ========    ========

Mortgage-backed securities
FHLMC and FNMA                                $ 59,811    $ 95,777    $ 32,241
Other                                               66          85         126
                                              --------    --------    --------
                                              $ 59,877    $ 95,862    $ 32,367
                                              ========    ========    ========

FHLB of Atlanta stock                         $  4,150    $  3,333    $  2,030
                                              ========    ========    ========

     The following table sets forth the amounts and maturities of First Palmetto's investments at September 30, 1999:

                                                       Due after         Due after
                                         Due in         one year        five years               Due
                                       one year          through           through             after
                                        or less       five years         ten years         ten years            Total
                                        -------       ----------         ---------         ---------            -----
                                                                  (Dollars in thousands)
Investment securities             $      13,008    $      46,166     $       1,000    $            -    $      60,174
Mortgage-backed securities                    -              378            13,896            45,603           59,877
                                  -------------    -------------     -------------    --------------    -------------
       Total                      $      13,008    $      46,544     $      14,896    $       45,603    $     120,051
                                  =============    =============     =============    ==============    =============

Weighted average yield                    5.20%            5.80%             6.61%             6.40%            6.06%
                                  =============    =============     =============    ==============    =============

DEPOSITS

     Deposits. First Palmetto offers a number of deposit accounts, including statement, regular savings accounts, NOW/Checking, IRA accounts, money market accounts and certificate accounts ranging in maturity generally from 90 days to three years. Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit, the related penalty for early withdrawal, and the interest rate. Deposits can also be affected by branch acquisitions, branch sales and the rates being offered for deposits compared to other investment opportunities.

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

     At September 30, 1999, First Palmetto had $22.2 million of fixed-rate certificates with remaining terms of one year or longer, or 6.14% of total deposits. Substantially all time deposits renew at maturity. As of September 30, 1999, there were no concentrations of deposits which would have a material impact on the Bank if they were not renewed.

     Interest rates paid, maturity terms, service fees and withdrawal penalties are established by First Palmetto on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors and growth goals.

     Management's current policy is to not accept brokered deposits, which are more likely to be withdrawn than deposits made by other depositors. At September 30, 1999, First Palmetto had no brokered deposits.

     Deposit Flow. The following table sets forth the changes in dollar amounts of deposits in the types of accounts offered by First Palmetto between the dates indicated.

                                   Percent                                 Percent                               Percent
                    September           of                  September           of    Increase     September          of
                      30,1999     Deposits     Increase      30, 1998     Deposits   (Decrease)     30, 1997    Deposits
                  -----------  -----------  -----------   -----------  -----------  ----------   -----------  ----------
                                                          (Dollars in thousands)
NOW checking
  and noninterest
  bearing
  checking        $    71,152        19.7%  $    10,886   $    60,266       17.5%   $       285  $    59,981       18.6%
Money market
  deposit              21,731         6.0         2,220        19,511        5.7           (275)      19,786        6.2
Savings                22,805         6.3           323        22,482        6.5            444       22,038        6.9
Certificates
  of deposit          246,076        68.0         4,388       241,688       70.3         22,724      218,964       68.3
                  -----------  -----------  -----------   -----------  ----------   -----------  -----------  ----------
                  $   361,764       100.0%  $    17,817   $   343,947      100.0%   $    23,178  $   320,769      100.0%
                  ===========  ===========  ===========   ===========  ==========   ===========  ===========  ==========

     The following table sets forth First Palmetto's average balances and interest rates based on daily balances during the periods indicated.

                                                                Years Ended September 30,
                                            1999                         1998                      1997
                              ---------------------------  --------------------------   -----------------------
                                                  Average                     Average                   Average
                                    Average          Rate        Average         Rate       Average        Rate
                                    Balance          Paid        Balance         Paid       Balance        Paid
                              -------------      --------  -------------     --------   -----------     -------
                                                              (Dollars in thousands)
Interest-bearing checking     $      61,069       2.10%    $      57,075       2.63%    $    56,923      2.61%
Savings deposits                     22,639       2.03            21,994       2.38          22,151      2.54
Time deposits                       243,318       5.25           229,975       5.71         203,052      5.60
                              -------------                -------------                -----------
                              $     327,026       4.44%    $     309,044       4.90%    $   282,126      4.76%
                              =============                =============                ===========

       The following table sets forth First Palmetto's time deposits classified by rates as of dates indicated.

                                        At September 30,
                                   1999           1998           1997
                         --------------  -------------  -------------
                                            (In thousands)

Less than 3.00%          $           10  $          16  $          21
3.00% - 4.99%                   110,277         20,117          4,547
5.00% - 6.99%                   135,671        221,357        212,678
7.00% - 9.99%                       118            198          1,718
                         --------------  -------------  -------------
                         $      246,076  $     241,688  $     218,964
                         ==============  =============  =============

     The following table sets forth the amount and maturities of First Palmetto's time deposits at September 30, 1999.

                                        After one    After two
                             Through      through      through         After
Rate                        one year    two years  three years   three years     Total       Rate
-------                   ----------  -----------  ----------- ------------- ---------   --------
                                                     (Dollars in thousands)
Less than 3.00%           $        9  $         1  $        -  $        -   $       10      2.78%
3.00% - 4.99%                 93,070       14,816       2,355          36      110,277      4.58
5.00% - 6.99%                130,778        4,386         400         107      135,671      5.42
7.00% - 9.99%                     32           19           -          67          118      9.05
                          ----------  -----------  ----------  ----------   ----------
                          $  223,889  $    19,222  $    2,755  $      210   $  246,076      5.06%
                          ==========  ===========  ==========  ==========   ==========

     The following table indicates the amount of First Palmetto's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1999.

                                                     Certificates
Maturity                                               of deposit
--------                                               ----------
                                                    (In thousands)

Three months or less                                $      19,096
Over three through six months                              18,044
Over six through twelve months                             17,005
Over twelve months                                          9,140
                                                    -------------
   Total                                            $      63,285
                                                    =============

     In the year ended September 30, 1999, First Palmetto had new deposits of $1.7 billion, withdrawals of $1.7 billion and interest credited to the deposit accounts of $12.3 million resulting in a net increase of $17.8 million. New deposits volume includes rollovers of existing accounts.

     Borrowings. Deposits and loan sales and repayments are the primary sources of funds for First Palmetto's lending and investment activities and for its general purposes. First Palmetto also may rely upon advances (borrowings) from the FHLB of Atlanta to supplement its supply of lendable funds, meet deposit withdrawal requirements and to extend the term of its liabilities. The FHLB of Atlanta traditionally has served as First Palmetto's primary borrowing source. Advances from the FHLB of Atlanta are collateralized by First Palmetto's stock in the FHLB of Atlanta, selected mortgage-backed securities and a specific lien on certain first mortgages secured by one to four family dwellings. At September 30, 1999, the Bank had $83.0 million outstanding in FHLB advances, of which 74.0 million are fixed and 9.0 million are variable. Advances in the amount of $67 million include call provisions. The advances are to mature as follows:

                                                                       Weighted
                                                                        Average
                                                                  Interest Rate
                                                                  -------------
                                                  (In thousands)

 Maturing in the year ended September 30, 2000      $   9,000          Variable
 Maturing in the year ended September 30, 2001          2,000            5.69%
 Maturing in the year ended September 30, 2004          2,000            5.72%
 Maturing in the year ended September 30, 2008         45,000            5.33%
 Maturing in the year ended September 30, 2009         25,000            4.92%
                                                    ---------        ---------
                                                    $  83,000            5.21%
                                                    =========        =========

     The  following  table  sets  forth  certain  information   regarding  First
Palmetto's FHLB advances:

                                         1999                        1998                        1997
                                -------------------         ---------------------       -------------------
                                Amount         Rate         Amount           Rate       Amount         Rate
                                ------         ----         ------           ----       ------         ----
                                                           (Dollars in thousands)
FHLB advances
   Balance at
    September 30               $83,000        5.39%         $60,667         5.50%       $27,233        5.81%
   Average during year          64,501        5.47           33,572         6.27         28,906        5.56
   Maximum month-end
    balance during year         83,000           -           61,767            -         32,550           -

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

SUBSIDIARY ACTIVITIES

     The Bank is permitted by regulation to invest an amount equal to 2% of its assets in subsidiaries (service corporations), with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. In addition, associations meeting regulatory capital requirements and certain other tests may invest up to 50% of their net worth in conforming first mortgage loans to service corporations. At September 30, 1999, the net book value of the Bank's investments in stock, unsecured loans and conforming loans in its service corporation was $890,000.

     Palmetto State Service Corporation ("PSSC") was formed in 1976 for the purpose of investing in real estate for future development and/or sale. These investments are wholly owned by PSSC and do not represent joint ventures with First Palmetto. During fiscal 1999, PSSC had a net income of $27,000. At September 30, 1999, First Palmetto had $500,000 invested in PSSC's common stock, and negative retained earnings in PSSC amounting to $323,000. PSSC is engaged in activities not permissible to national banks. For a discussion of the effect of this investment on First Palmetto's regulatory capital requirements, see "Regulation -- Savings Association Regulation -- Regulatory Capital Requirements."

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

EMPLOYEES

     First Palmetto and its subsidiaries had 128 full time employees at September 30, 1999. None of First Palmetto's employees are represented by a collective bargaining agreement, and First Palmetto believes that it enjoys good relations with its personnel.

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

     Recent Legislation. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act, which effected a sweeping reform of federal banking laws. Among other major provisions, the Gramm-Leach-Bliley Act authorizes bank holding companies to become "financial holding companies" and, as such, to affiliate with insurance companies and securities underwriters.

     Despite its profound impact on the structure of the nation's financial services industry, the Gramm-Leach-Bliley Act will have few direct effects on the operations or powers of most savings associations and savings and loan holding companies. As discussed further below, the Gramm-Leach-Bliley Act terminates the so-called "unitary thrift holding company" exemption on a prospective basis; however, the authority of currently existing unitary savings and loan holding companies, such as First Palmetto, to engage in essentially any business activity is unaffected by the statute. See "Savings and Loan Holding Company Regulation - Activities Restrictions."

     The Gramm-Leach-Bliley Act imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including federal savings associations. Specifically, the statute, among other things, will require financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and (b) to permit customers to opt out of a financial institution's disclosure of financial information to nonaffiliated third parties. The Gramm-Leach-Bliley Act requires the federal financial regulators to promulgate regulations implementing these provisions within six months of enactment, and the statute's privacy requirements will take effect one year after enactment.

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

     At September 30, 1999, First Palmetto's Tier 1 capital ratio to total assets was 5.68%, its Tier 1 capital ratio to risk-weighted assets was 9.20% and its total capital ratio to risk-weighted assets was 10.46%. At that date, First Palmetto had $313,000 of qualifying intangible assets and $890,000 of investments in and extensions of credit to subsidiaries engaged in activities not permissible for national banks. As of September 30,1999, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action.

     The following table reconciles the Bank's stockholder's equity under generally accepted accounting principles at September 30, 1999 to its Tier 1 capital and total regulatory capital.

                                                          (Dollars in thousands)
                                                          ----------------------
Stockholder's equity under generally
   accepted accounting principles                               $      28,254
Less:
   Deductible investments in and extensions of
      credit to subsidiary                                                890
   Deductible intangible assets                                           649
   Disallowed servicing assets and deferred tax assets                     63
Add:
   Qualifying intangible assets                                           313
                                                                -------------
Tier 1 (core) capital                                                  26,965
Add:
   Allowances for loan losses                                           3,686
                                                                -------------
Total capital                                                   $      30,651
                                                                =============
Tier 1 (core) capital as a percentage of adjusted total assets          5.68%
                                                                =============
Tier 1 (core) capital as a percentage of risk-weighted assets           9.20%
                                                                =============
Total capital as a percentage of risk-weighted assets                  10.46%
                                                                =============

     The following table sets forth First Palmetto's capital position relative to its various minimum regulatory capital requirements at September 30, 1999.

                                                                      Percent of
                                                           Amount         Assets
                                                       ----------    -----------
                                                         (Dollars in thousands)

Tier 1 capital (to total assets)                       $   26,965        5.68%
Tier 1 capital requirement                                 19,003        4.00
                                                       ----------    ---------
     Excess                                            $    7,962        1.68%
                                                       ==========    =========

Tier 1 capital (to risk-weighted assets)               $   26,965        9.20%
Tier 1 capital requirement                                 11,723        4.00
                                                       ----------    ---------
     Excess                                            $   15,242        5.20%
                                                       ==========    =========

Total capital (i.e., core and supplementary capital)
  (to risk-weighted assets)                            $   30,651       10.46%
Risk-based capital requirement                             23,447        8.00
                                                       ----------    ---------
     Excess                                            $    7,204        2.46%
                                                       ==========    =========

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

     Federal Home Loan Bank System. First Palmetto is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLB provides a central credit facility primarily for member associations. As a member of the FHLB of Atlanta, First Palmetto is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. First Palmetto was in compliance with this requirement with an investment in FHLB of Atlanta stock at September 30, 1999 of $4.2 million. As of September 30, 1999, First Palmetto had outstanding advances of $83.0 million from the FHLB of Atlanta.

     Liquidity Requirements. Savings associations are required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, qualifying mortgage-related securities and mortgage loans, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of their net withdrawable short-term savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. At September 30, 1999, First Palmetto exceeds the required liquidity percentage.

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

     A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. If a savings institution does not requalify as a QTL within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its FHLB. In addition, the holding company of such an institution would be required to register as a bank holding company with the Federal Reserve Board. At September 30, 1999, the Bank qualified as a QTL.

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

     At September 30, 1999, First Palmetto's loans-to-one borrower limit was $4.2 million, and First Palmetto did not have any loans over its limit.

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

     The FDIC has adopted a risk-based insurance system for determining the deposit insurance assessments to be paid by insured depository institutions. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and on of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessment rates for SAIF-member institutions like the Bank depend on the capital category and supervisory category to which they are assigned and currently range from 0 basis point to 27 basis points. The Bank's assessment rate for the year ended September 30, 1999 was .046% of assessable deposits.

     In addition, SAIF-insured institutions like the Bank are required, until December 31, 1999, to pay assessments to the FDIC at an annual rate of approximately .058% of insured deposits to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the SAIF. During this period, Bank Insurance Fund ("BIF") member banks will be assessed for payment of the FICO obligations at one-fifth the annual rate applicable to SAIF member institutions. After December 31, 1999, BIF and SAIF members will be assessed at the same rate (estimated at approximately .0216% of insured deposits for the year 2000) to service the FICO obligations. These assessments, which may be revised based on the level of FDIC-insured deposits, will continue until the FICO bonds mature in 2017.

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

     The table below presents First Palmetto's capital position, which is considered to be "well capitalized", at September 30, 1999, relative to the various minimum regulatory capital requirements under the prompt corrective action regulations.

                                                                Percent of
                                                  Amount        Assets (1)
                                              --------------    ------------
                                                   (Dollars in thousands)

Tier 1 or leverage capital                    $       26,965           5.68%
Tier 1 or leverage capital requirement                23,754           5.00
                                              --------------    ------------
      Excess                                  $        3,211            .68%
                                              ==============    ============

Tier 1 risk-based capital                     $       26,965           9.20%
Tier 1 risk-based capital requirement                 17,586           6.00
                                              --------------    ------------
      Excess                                  $        9,379           3.20%
                                              ==============    ============

Risk-based capital                            $       30,651          10.46%
Risk-based capital requirement                        29,309          10.00
                                              --------------    ------------
      Excess                                  $        1,342            .46%
                                              ==============    ============

(1) Based upon adjusted total assets for purposes of Tier 1 capital or leverage capital requirements, and risk-weighted assets for purposes of the Tier 1 risk-based and risk-based capital requirements.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a thrift association must maintain average daily reserves. No reserves are required to be maintained on the first $5.0 million of transaction accounts, and reserves equal to 3% must be maintained on the next $44.3 million of transaction accounts, plus reserves equal to 10% on the remainder. These percentages  are subject to adjustment  by the Federal  Reserve  Board.  Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the association's interest-earning assets. First Palmetto meets its reserve requirements.

     Limitations on Capital Distributions. OTS regulations impose limitations upon capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. Under the OTS capital distribution regulations, a savings institution that qualifies for expedited treatment of applications by maintaining specified supervisory examination ratings and that is not otherwise restricted in making capital distributions may, without prior approval by the OTS, make capital distributions during a calendar year equal to its net income for such year plus its retained net income for the preceding two years. Capital distributions in excess of such amount are subject to prior OTS approval. In addition, even if a proposed capital distribution is less than the above limit, a savings institution must give notice to the OTS at least 30 days before declaration of a capital distribution to its holding company.

     Under the OTS's prompt  corrective  action  regulations,  the Bank would be prohibited from paying dividends if the Bank were classified as "undercapitalized" under such rules. See "--Prompt Corrective Regulatory Action." Further, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of dividends or other distributions to the Bank without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions.

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

     Activities Restrictions. As the owner of a single savings association, First Palmetto is a unitary savings and loan holding company. Under the HOLA, there are generally no restrictions on the business activities of First Palmetto, as a unitary savings and loan holding company, provided that the Bank continues to satisfy the QTL test. The Board of Directors of First Palmetto presently intends to continue to operate First Palmetto as a unitary savings and loan holding company. The Gramm-Leach-Bliley Act terminated the "unitary thrift holding company exemption" for all companies that apply to acquire savings associations after May 4, 1999. Since First Palmetto is grandfathered under this provision of the Gramm-Leach-Bliley Act, its unitary holding company powers and authorities were not affected. However, if First Palmetto were in the future to sell control of the Bank to any other company, such company would not succeed to First Palmetto's grandfathered status under the Gramm-Leach-Bliley Act and would be subject to restrictions on its business activities.

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

     The OTS has amended its regulations to permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) it qualifies as a "domestic building and loan association" under Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended and the total assets attributable to all branches of the association in the state would qualify if such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. A federal savings institution generally may not establish new branches unless it meets or exceeds minimum regulatory capital requirements. The OTS will also consider the institution's record of compliance with the Community Reinvestment Act in connection with any branch application.

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

     Under SBJPA-96 legislation enacted on August 20, 1996, the percentage of taxable income method was repealed for tax years beginning after December 31, 1995. In future years, the Bank must use the "Bank" experience method available to institutions with total assets of less than $500 million. Under the recent legislation, the Bank will also be required to recapture into income its "applicable excess reserve", the portion of its bad debt reserves that exceeds its base year reserves. The amount of bad debt reserves subject to recapture over six years for the Bank is $1.2 million. The recapture may be deferred for the 1997 and 1998 tax years provided that the Bank meets the "residential loan requirement" for both tax years. The Bank has met this requirement tax for the 1997 and 1998 tax year, deferring recapture of the "applicable excess reserve" for the 1997 and 1998 tax year. In 1999, the Bank recognized and paid taxes on $303,000 of the $1.2 million bad debt reserves subject to recapture. The portion of the Bank's tax bad debt reserve that is not recaptured under the new law (i.e., the Bank's base year reserves of $4.6 million) is subject to recapture at a later date only under certain limited circumstances, including stock repurchases or redemptions by the thrift or the conversion of the thrift to a type of institution (such as a credit union) that is not considered a bank for tax purposes. Importantly, the new law eliminated any recapture as a result of a savings association's conversion to a commercial bank charter or acquisition.

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

ACCOUNTING PRONOUNCEMENTS

     First Palmetto prepares its financial statements and related disclosures in conformity with standards established by, among others, the financial Accounting Standards Board (the "FASB"). Because the information needed by users of financial reports is dynamic, the FASB frequently has new rules and proposed new rules for companies to apply in reporting their activities. The following discussion addresses such changes as of June 30, 1999 that will affect First Palmetto's future reporting.

     In June, 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - and amendment of FASB No. 133" delayed the effective date of this statement for one year. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. First Palmetto plans to adopt SFAS 133 in fiscal year 2001 without any impact on its consolidated financial statements as First Palmetto does not have any derivative financial instruments and is not involved in any hedging activities.

     In October, 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," establishes accounting and reporting standards for certain mortgage banking activities. It also conforms the subsequent accounting for securities retained after the securitization of other types of assets. This statement is effective for financial statements for fiscal years beginning after December 15, 1998. First Palmetto adopted SFAS 134 in fiscal year 1999 without any impact on its consolidated financial statements.

FORWARD-LOOKING STATEMENTS

     The foregoing discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," or other statements concerning opinions or judgements of First Palmetto and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to the financial success or changing strategies of First Palmetto's customers actions of government regulators, the level of market interest rates, and general economic conditions.

Item 2.  Properties
-------------------

       The following table sets forth the locations of First Palmetto's offices, as well as certain additional information relating to those offices, as of September 30, 1999.

                             Year Facility             Leased          Approximate
                                     Began                 or               Square           Net Book
Office Location                 Operations              Owned              Footage              Value
---------------                 ----------              -----              -------              -----
Main Office
   407 DeKalb Street               1963            Owned                    10,337      $     519,046
   Camden, S.C.  29020

Bishopville Branch Office
   104 East Church Street          1994            Leased                    1,300      $           -
   Bishopville, S.C.  29010                        (Expires 2000,
                                                   with five year
                                                   renewal option)

Camden Operations Center
   Broad and DeKalb Street         1934            Owned                     7,900      $     256,100
   Camden, S.C.  29020

Camden Operations Center
   1050 Broad Street               1997            Owned                     6,400      $     321,062
   Camden, S.C.  29020

Columbia Branch Offices
   3932 Forest Drive               1988            Owned                     4,950      $     525,658
   Columbia, S.C.  29206

   8921 Two Notch Road             1980            Leased                    2,200      $     103,675
   Columbia, S.C.  29223                           (Expires 2008,
                                                   with two ten year
                                                   renewal options)

Darlington Branch Office
   266 Cashua Street               1992            Owned                     1,600      $           -
   Darlington, S.C.  29532

Dusty Bend Branch Office
   2310 North Broad Street         1981            Leased                    1,600      $           -
   Camden, S.C.  29020                             (Expires 2002,
                                                   with ten year
                                                   renewal option)

Elgin Branch Office
   Highway #1                      1986            Leased                    1,200      $      36,339
   Elgin, S.C.  29045                              (Expires 2006,
                                                   with ten year
                                                   renewal option)

Irmo Branch Office
   7327 St. Andrews Road           1996            Owned                     2,200      $     498,154
   Irmo, S.C.  29063

                             Year Facility             Leased          Approximate
                                     Began                 or               Square           Net Book
Office Location                 Operations              Owned              Footage              Value
---------------                 ----------              -----              -------              -----
Kershaw Branch Office
   301 Hampton Street              1996            Owned                     2,850      $     367,469
   Kershaw, S.C.  29067

Lancaster Branch Office
   509 North Main Street           1973            Owned                     3,040      $     711,710
   Lancaster, S.C.  29721

Lexington Branch Office
   5321 Sunset Boulevard           1997            Owned                     2,950      $     601,283
   Lexington, S.C.  29072

Lugoff Branch Office
   Highway #1 South                1969            Owned                     3,900      $     860,941
   Lugoff, S.C.  29078

Manning Branch Office
   111 N. Brooks Street            1995            Owned                     4,000      $     200,667
   Manning, SC  29102

Myrtle Beach Branch Office
   10207 North Kings Highway       1997            Owned                     3,240      $     630,540
   Myrtle Beach, S.C.

   501 Highway 17 South            1998            Leased                               $     390,725
   North Myrtle Beach, S. C.                       (Expires 2002)

Pageland Branch Office
   201 N. Pearl Street             1994            Owned                     1,300      $     332,304
   Pageland, S.C.  29728

Pontiac Branch Office
   10540 Two Notch Road            1989            Leased                    1,300      $      72,229
   Elgin, S.C.  29045                              (Expires 2019,
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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the final quarter of fiscal 1999.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     The information required by this item is incorporated by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

     The information required by this item is incorporated by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     First Palmetto's Consolidated Statements of Financial Condition at September 30, 1999 and 1998, Consolidated Statements of Income for the three years ended September 30, 1999, Consolidated Statements of Stockholders' Equity for the three years ended September 30, 1999, and Consolidated Statements of Cash Flows for the three years ended September 30, 1999, together with the related notes and report of KPMG LLP, independent certified public accountants, are contained in the Annual Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

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

     1.   Certified Public Accountants' Report

     2. Consolidated Statements of Financial Condition at September 30, 1999 and 1998

     3. Consolidated Statements of Income for the Years Ended September 30, 1999, 1998 and 1997

     4. Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1999 1998 and 1997

     5. Consolidated Statements of Cash Flows for the Years Ended September 30, 1999, 1998 and 1997

     6.   Notes to Consolidated Financial Statements

     (a) (2) Financial Statement Schedules - All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

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

     Exhibit No. 13    1999 Annual  Report to  Stockholders  (Except  for  those
                       portions   of  the  Annual  Report  which  are  expressly
                       incorporated herein by reference, the Annual Report is furnished for the information of the SEC and is not deemed "filed" as part of this report)

     Exhibit No. 22    Subsidiaries

     Exhibit No. 27    Financial Data Schedules (SEC use only)

          (a)     Reports on Form 8-K - None.

          (b) Exhibits - All exhibits to this report are attached or incorporated by reference as stated above.

          (c)     Financial Statement Schedules - None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 28, 1999.

                             FIRST PALMETTO FINANCIAL CORPORATION


                             By: /s/ Samuel R. Small
                                 -----------------------------------------------
                                 Samuel R. Small
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 28, 1999.


By:/s/ H. Davis Green, Jr.                       By:/s/ Samuel R. Small
   ---------------------------------------------    -------------------------------------------------
   H. Davis Green, Jr.                              Samuel R. Small
   Chairman of the Board                            President, Chief Executive Officer and Director
                                                    (Principal Executive Officer)

By:/s/ Steve G. Williams, Jr.                   By: /s/ Pierce W. Cantey, Jr.
   ---------------------------------------------    -------------------------------------------------
   Steve G. Williams, Jr.                           Pierce W. Cantey, Jr.
   Senior Vice President, Treasurer,                Director
   Chief Financial Officer, and Director
   (Principal Financial and Accounting Officer)

By:/s/ William R. Clyburn                        By:/s/ Frank D. Goodale, Jr.
   ---------------------------------------------    -------------------------------------------------
   William R. Clyburn                               Frank D. Goodale, Jr.
   Director                                         Director

By:/s/ Donald H. Holland                         By:/s/ Charlie E. Nash
   ---------------------------------------------    -------------------------------------------------
   Donald H. Holland                                Charlie E. Nash
   Director                                         Director


By:/s/ Glenn G. Tucker
   ---------------------------------------------
   Glenn G. Tucker
   Director

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

    13 1999 Annual Report to Stockholders (Except for those portions of the Annual Report which are expressly incorporated herein by reference, the Annual Report is furnished for the information of the SEC and is not deemed "filed" as a part of this report.)

    22    Subsidiaries

    27    Financial Data Schedules (SEC use only)