Form 10-K/A
period 1999-09-30
FIRST PALMETTO FINANCIAL CORP
filed 2000-01-28
CIK 864927

SECURITIES and EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                   FORM 10-K/A

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999
                         Commission File Number: 0-18932

               FIRST PALMETTO FINANCIAL CORPORATION AND SUBSIDIARY
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                     57-0921284
--------------------------------           -------------------------------------
(State or other jurisdiction               (I.R.S.  Employer Identification No.)
of incorporation or organization)

     407 DeKalb Street, Camden, S.C.                          29020
----------------------------------------           ----------------------------
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

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999 (the "Annual Report"). (Parts I and II)

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The following table sets forth certain information with respect to First Palmetto's directors and executive officers.

                                                                                Year First               Year
                                                                                  Elected                Term
Name                              Age(1)   Position(s) Held                     Director(2)             Expires
----                              ------   ----------------                     -----------             -------
H. Davis Green, Jr.                 62     Chairman of the Board                   1970                  2001
                                           of First Palmetto

Samuel R. Small                     52     President and Chief Executive           1980                  2002
                                           Officer of First Palmetto and
                                           Chairman of the Board, President
                                           and Chief Executive Officer of
                                           the Bank

Steve G. Williams, Jr.              43     Senior Vice President and               1989                  2001
                                           Treasurer of First Palmetto
                                           and Senior Vice President
                                           Regulatory Administration/
                                           Communications of the Bank

Pierce W. Cantey, Jr.               58     Director                                1996                  2000

William R. Clyburn                  63     Director                                1968                  2000

Frank D. Goodale, Jr.               66     Director                                1979                  2002

Donald H. Holland                   71     Director                                1971                  2001

Charlie E. Nash                     58     Director                                1983                  2002

Glenn G. Tucker                     50     Director                                1980                  2001

-------------------------
(1)  As of December 31, 1999.
(2) Except for Mr. Cantey, year first elected as a director of Palmetto State Savings Bank of South Carolina or First Federal Savings and Loan Association of Camden, the predecessors of the Bank, which is First Palmetto's wholly-owned subsidiary. Each director of First Palmetto is also a director of the Bank.

     The principal occupations and business experience for the past five years of each director and executive officer of First Palmetto is set forth below.

     H. Davis Green, Jr. is an appraiser and the owner of H. Davis Green, Jr. Appraisals in Camden. Mr. Green has been Chairman of the Board of First Palmetto since 1991.

     Samuel R. Small has been President and Chief Executive Officer of First Palmetto and Chief Executive Officer of the Bank since 1990. In 1991, he became Chairman of the Board of the Bank.

     Steve G. Williams, Jr. has been Senior Vice President and Treasurer of First Palmetto and an executive officer of the Bank since 1990.

     Pierce W. Cantey, Jr. is the managing partner of Cantey, Tiller, Pierce and Associates, LLP, an accounting firm.

     William R. Clyburn is the retired general manager of H&H Chevrolet. He is President of Bill Clyburn Realty, Inc.

     Frank D. Goodale, Jr. is a jeweler and owner of F.D. Goodale, a jewelry retailer in Camden.

     Donald H. Holland is an attorney in Camden. He has served as a South Carolina State Senator since 1969.

     Charlie E. Nash is the retired President of Charlie E. Nash Insurance Agency, Inc. in Camden.

     Glenn G. Tucker has been President of Tucker Down East Resources, Inc., a recreational services provider, since January 1996. Prior to that, he was the co-publisher of the Chronicle - Independent in Camden.

Item 11.  Executive Compensation
--------------------------------

     The following table sets forth cash and noncash compensation awarded to or earned by the Chief Executive Officer of First Palmetto during fiscal 1999, 1998 and 1997.

                                              SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------------
                                              Annual Compensation                         Long-Term Compensation
                                      ----------------------------------     ------------------------------------------
                                                                                      Awards                  Payouts
                                                                             ------------------------------ -----------
                                                               Other
                                                               Annual        Restricted    Securities                    All Other
                                                               Compen-          Stock      Underlying          LTIP       Compen-
Name and                              Salary      Bonus      sation (2)       Awards(s)   Options/SARs        Payouts   sation (3)
Principal Position (1)        Year     ($)         ($)          ($)              ($)          (#)               ($)        ($)
---------------------------------------------------------------------------------------------------------------------------------
Samuel R. Small               1999    200,000     10,000         --               --           -- (4)           --       30,350
  President and Chief         1998    182,000        --          --               --           --               --       17,562
  Executive Officer           1997    167,667        --          --               --           --               --        8,400
---------------------------------------------------------------------------------------------------------------------------------

(1)   No other executive officer earned in excess of $100,000 in salary and bonus in fiscal 1999, 1998 and 1997.
(2)   Executive  officers of First Palmetto  receive  indirect  compensation  in the form of certain  perquisites and other personal benefits.  The amount of such benefits in fiscal 1999, 1998 and 1997 by the named executive officer did not exceed  10% of the executive's annual salary and bonus.
(3)   Represents directors' fees for each of fiscal 1999, 1998 and 1997 and unused vacation for fiscal 1999, 1998 and 1997.
(4)   No options were granted or outstanding during fiscal 1999.

Directors' Compensation. During fiscal 1999, each director of the Bank received an annual fee of $9,000. Non-employee directors also receive a fee of $100 per committee meeting attended.

Report of the Compensation Committee. As members of the Compensation Committee of the Bank, it is our duty to review compensation policies applicable to executive officers; to consider the relationship of corporate performance to that compensation; to recommend salary and bonus levels for executive officers for consideration by the Board of Directors of the Bank; and to administer various incentive plans of First Palmetto and the Bank.

     Overview. Under the compensation policies of the Bank, which are endorsed by the Compensation Committee, compensation is paid based both on the executive officer's performance and the performance of First Palmetto and the Bank. In assessing the performance of First Palmetto and the Bank for purposes of compensation decisions, the Compensation Committee considers a number of factors, including profits of First Palmetto and the Bank during the past year relative to their profit plans, changes in the value of First Palmetto's stock, reports of federal regulatory examinations of First Palmetto and the Bank, growth, business plans for future periods, and regulatory capital levels. The Compensation Committee assesses individual executive performance based upon its determination of the officer's contributions to the performance of First Palmetto and the Bank and the accomplishment of First Palmetto's and the Bank's strategic goals. In assessing performance for the year ended September 30, 1999 and previous years, the members of the Compensation Committee did not make use of a mechanical weighting formula or use specific performance targets, but instead weighed the described factors as they deemed appropriate in the total circumstances.

     Base Salary. The 1999 salary levels of First Palmetto's senior officers were established in 1998 consistent with this compensation policy. In its 1998 review of base compensation, the Compensation Committee determined that the performance of Mr. Small in managing First Palmetto and the Bank was satisfactory, based upon the 1998 financial performance of First Palmetto, including the growth in assets, income, and capitalization during 1998; the financial performance trends for 1998 and the preceding four years, which included growth in assets, net income, and stockholders' equity in each year; the results of confidential regulatory examinations; his continued involvement in community affairs in the communities served by the Bank; First Palmetto's planned levels of financial performance for 1999; and a general level of satisfaction with the management of First Palmetto and the Bank. Based upon the results of this review, the salary of Mr. Small was established at $200,000 per year for 1999, which represented an increase of 9.9% over his 1998 base salary. The Compensation Committee believes that Mr. Small's total compensation for 1999 appropriately reflected his contribution to First Palmetto and the Bank based on the factors considered for compensation decisions.

December 31, 1999

                                                     H. Davis Green
                                                     Donald H. Holland
                                                     Charlie E. Nash
                                                     Glenn G. Tucker

Compensation Committee Interlocks and Insider Participation. No member of the Compensation Committee is a former or current officer or employee of First Palmetto or the Bank.

     Donald H. Holland, a member of the Compensation Committee and an attorney in Camden, South Carolina, renders legal services to the Bank in connection with loan closings and other corporate matters.

Stock Performance Comparisons. The following graph, which was prepared by SNL Securities LC, Charlottesville, Virginia, shows the cumulative total return on the Common Stock of First Palmetto over the last five years compared with the S&P 500 Index and a portfolio of all publicly traded thrifts and thrift holding companies. Cumulative total return on the stock or the index equals the total increase in value since September 30, 1994 assuming reinvestment of all dividends paid into the stock or the index, respectively. The graph was prepared assuming that $100 was invested on September 30, 1994 in the Common Stock, and the securities included in the indexes. There is not an established public trading market for the Common Stock.

                       CUMULATIVE TOTAL STOCKHOLDER RETURN
                  COMPARED WITH PERFORMANCE OF SELECTED INDEXES
                  September 30, 1994 through September 30, 1999

                                                                      Period Ending
                                     ---------------------------------------------------------------------------------
Index                                    9/30/94      9/30/95      9/30/96      9/30/97       9/30/98       9/30/99
----------------------------------------------------------------------------------------------------------------------
First Palmetto Financial Corp.            100.00      103.27       132.34        168.65        224.31       341.30
S&P 500                                   100.00      129.75       156.12        219.10        238.94       305.28
SNL Thrift Index                          100.00      130.96       158.17        274.83        246.40       234.70

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

     The following table sets forth information as of the December 31, 1999 with respect to the persons believed by First Palmetto to be the beneficial owners of more than five percent of the outstanding shares of Common Stock. This information is based upon the most recent Schedule 13D filed by such persons with the Securities and Exchange Commission or information provided to First Palmetto by such persons.

                                                                    Percent
Name and Address                Amount and Nature of            of Common Stock
of Beneficial Owner             Beneficial Ownership (1)          Outstanding
-------------------             ------------------------          -----------

Samuel R. Small                           81,660                     11.47 %
407 DeKalb Street
Camden, South Carolina

Glenn G. Tucker                           56,087                     7.88 %
1510 Lyttleton Street
Camden, South Carolina

--------------
(1) For the definition of beneficial ownership and additional information with respect to the nature of the beneficial ownership, see footnote (1) to the table in "Security Ownership of Management" below.

Security Ownership of Management
--------------------------------

     The following table sets forth information as of the December 31, 1999 with respect to the shares of Common Stock beneficially owned by each director and director emeritus of First Palmetto, including the Chief Executive Officer, and by all directors, executive officers and directors emeritus of First Palmetto as a group. This information is based on information furnished to First Palmetto by such persons.

                                                       Amount and Nature             Percent of
                                                         of Beneficial              Common Stock
                                                         Ownership (1)              Outstanding
                                                         -------------              -----------
Directors:
  H. Davis Green, Jr.                                       28,281                      3.97%
  Samuel R. Small                                           81,660                     11.47
  Steve G. Williams, Jr.                                    31,204                      4.38
  Pierce W. Cantey, Jr.                                     25,974                      3.65
  William R. Clyburn                                         6,500                        *
  Frank D. Goodale, Jr.                                      6,140                        *
  Donald H. Holland                                         11,300                      1.59
  Charlie E. Nash                                           14,221                      2.00
  Glenn G. Tucker                                           56,087                      7.88

All Directors and Executive Officers
  as a Group (9 persons)                                   261,367                     36.71

Directors Emeritus:
  H.B. Marshall, Jr.                                         2,500                        *
  William F. Tripp, Jr.                                      2,500                        *

All Directors, Executive Officers
  and Directors Emeritus as a Group (11 persons)           266,367                     37.41

--------------
* Less than 1% of the outstanding Common Stock.
(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is considered the beneficial owner of any shares of Common Stock (a) over which he has or shares voting or investment power or (b) of which he has the right to acquire beneficial ownership at any time within 60 days of December 31, 1999. As used herein, "voting power" is the power to vote or direct the vote of shares, and "investment power" is the power to dispose or direct the disposition of shares. This table includes shares owned directly by directors and officers of First Palmetto as well as shares held by their spouses and minor children and trusts of which certain of them are trustees, but does not include shares held or beneficially owned by other relatives as to which they disclaim beneficial ownership.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST PALMETTO FINANCIAL CORPORATION


Date:  January 28, 2000       By:/s/ Samuel R. Small
                                 -----------------------------------------------
                                 Samuel R. Small
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)