Form 10-Q
period 1999-12-31
FIRST PALMETTO FINANCIAL CORP
filed 2000-02-14
CIK 864927

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


For the Quarter Ended                           Commission File Number 0-18932
December 31, 1999                                                      -------

                      FIRST PALMETTO FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant As Specified In Its Charter)


          Delaware                                       57-0921284
--------------------------               ---------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)


407 DeKalb Street
Camden, South Carolina 29020                            (803) 432-2265
------------------------------------            -------------------------------
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

                                     (1) Yes   X     No ____
                                             -----

                                     (2) Yes   X     No ____
                                             -----

Number of shares of common stock outstanding as of February 10, 2000 712,010.

                                      INDEX
                                      -----

Part I - Financial Information                                        Page
------                                                                ----


Consolidated Statement of Financial Condition as of
   December 31, 1999 and September 30, 1999                               1

Consolidated Statement of Income for the Three Months
   Ended December 31, 1999 and 1998                                       2

Consolidated Statement of Cash Flows for the
   Three Months Ended December 31, 1999 and 1998                          3

Notes to Consolidated Financial Statements                                4

Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                  5-7


Part II - Other Information                                               8
-------

Signatures                                                                9
----------

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
            CONSOLIDATED STATEMENT of FINANCIAL CONDITION (UNAUDITED)

                                                                       December 31,  September 30,
                                                                           1999          1999
                                                                       ------------  -------------
ASSETS                                                                       (In thousands)
   Cash and due from banks                                              $   9,416    $  11,001
   Interest-bearing deposits in other banks                                12,328        8,748
   Certificates of deposit in other banks                                     100          100
   Investment securities (market value of $58,029 and $59,449 at
     December 31, 1999 and September 30, 1999, respectively)               59,169       60,174
   Mortgage-backed securities held for investment (market value of
     $54,411 and $59,453 at December 31, 1999 and September 30, 1999,
     respectively)                                                         55,205       59,877
   Loans, net of allowance for loan losses of $5,788 and $5,446 at
     December 31, 1999 and September 30, 1999, respectively               333,778      317,012
   Accrued interest receivable                                              3,378        3,150
   Real estate acquired in settlement of loans                                 72           88
   Stock in Federal Home Loan Bank (FHLB)                                   4,250        4,150
   Premises and equipment                                                   7,682        7,500
   Prepaid expenses and other assets                                        2,038        3,951
                                                                        ---------    ---------
           Total assets                                                 $ 487,416    $ 475,751
                                                                        =========    =========
LIABILITIES and STOCKHOLDERS' EQUITY
   Deposits                                                             $ 371,288    $ 361,764
   FHLB advances                                                           85,000       83,000
   Accrued expenses and other liabilities                                   1,513        2,756
                                                                        ---------    ---------
           Total liabilities                                              457,801      447,520
                                                                        ---------    ---------
Stockholders' equity
   Preferred stock, $.01 par value, 500,000 shares
     authorized, none issued and outstanding                                   --           --
   Common stock, $.01 par value, 1,500,000 shares authorized,
     752,014 shares issued at December 31, 1999 and
     September 30, 1999                                                         8            8
   Additional paid-in capital                                               6,979        6,979
   Retained earnings, substantially restricted                             23,253       21,869
   Treasury stock, at cost (40,004 shares at
     December 31, 1999 and September 30, 1999)                               (625)        (625)
                                                                        ---------    ---------
           Total stockholders' equity                                      29,615       28,231
                                                                        ---------    ---------
Commitments

           Total liabilities and stockholders' equity                   $ 487,416    $ 475,751
                                                                        =========    =========

                 See Notes to Consolidated Financial Statements

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                  CONSOLIDATED STATEMENT of INCOME (UNAUDITED)

                                                                         Three Months     Three Months
                                                                                Ended            Ended
                                                                         December 31,     December 31,
                                                                                 1999             1998
                                                                      ---------------   --------------
                                                                      (In thousands, except per share
                                                                          and number of shares data)
Interest income:
   Loans                                                              $         6,986   $        6,013
   Investment securities                                                          897            1,338
   Mortgage-backed securities                                                     827              542
   Other                                                                          238              449
                                                                      ---------------   --------------
           Total interest income                                                8,948            8,342
                                                                      ---------------   --------------
Interest expense:
   Deposits                                                                     3,836            3,761
   FHLB advances                                                                1,062              971
                                                                      ---------------   --------------
           Total interest expense                                               4,898            4,732
                                                                      ---------------   --------------
   Net interest income                                                          4,050            3,610
   Provision for loan losses                                                      352              160
                                                                      ---------------   --------------
   Net interest income after provision for loan losses                          3,698            3,450
                                                                      ---------------   --------------

Other income:
   Service charges                                                                386              349
   Loan servicing                                                                  72               90
   Gain on sales of loans                                                          69              280
   Miscellaneous                                                                  110               76
                                                                      ---------------   --------------
           Total other income                                                     637              795
                                                                      ---------------   --------------
Other expense:
   Compensation and fringe benefits                                             1,152            1,073
   Net occupancy                                                                  246              266
   Data processing fees                                                           175              194
   Telephone, postage, and supplies                                               128              153
   Amortization of intangible assets                                              107              122
   Federal and other insurance premiums                                            84               86
   Miscellaneous                                                                  273              441
                                                                      ---------------   --------------
           Total other expense                                                  2,165            2,335
                                                                      ---------------   --------------

Income before income taxes                                                      2,170            1,910
Income taxes                                                                      786              680
                                                                      ---------------   --------------

Net income                                                            $        1,384    $        1,230
                                                                      ==============    ==============
Earnings per share                                                    $         1.94    $         1.74
                                                                      ==============    ==============

Average number of common shares outstanding - basic                           712,010          708,010
                                                                      ===============   ==============

                 See Notes to Consolidated Financial Statements

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                CONSOLIDATED STATEMENT of CASH FLOWS (UNAUDITED)

                                                                                   Three Months     Three Months
                                                                                          Ended            Ended
                                                                                   December 31,     December 31,
                                                                                           1999             1998
                                                                                ---------------   --------------
Cash flows from operating activities:                                                       (In thousands)
   Net income                                                                   $         1,384   $        1,230
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities
       Accretion and amortization of investment discounts and premiums, net                   5              (18)
       Provision for loan losses                                                            352              160
       Gain (loss) on sale of real estate acquired in loans                                   -                3
       Depreciation                                                                         112               91
       Amortization of intangible assets                                                    107              121
       Proceeds from sale of loans                                                        4,104           19,458
       Originations and principal repayments of loans held for sale, net                 (4,038)         (19,178)
       (Increase) decrease in accrued interest receivable                                  (862)             267
       Decrease in prepaid expenses and other assets                                         57               92
       Increase (decrease) in accrued expenses and other liabilities                      1,212             (631)
                                                                                ---------------   --------------
           Net cash provided by operating activities                                      2,433            1,595
                                                                                ---------------   --------------

Cash flows from investing activities:

   Purchase of certificates of deposit                                                        -          (10,000)
   Proceeds from maturities of investment securities                                      7,000           11,000
   Purchases of investment securities                                                    (6,000)          (5,665)
   Purchase of mortgage-backed securities                                                     -           (7,519)
   Principal repayments on mortgage-backed securities                                     4,672           10,230
   Net increase in loans                                                                (17,246)          (4,978)
   Proceeds from sale of real estate acquired in settlement of loans                         78               90
   Purchases of real estate held for sale                                                   (74)             (33)
   Purchase of FHLB stock                                                                  (100)            (200)
   Capital expenditures for premises and equipment                                         (294)            (161)
                                                                                ---------------   --------------
           Net cash used in investing activities                                        (11,964)          (7,236)
                                                                                ---------------   --------------
Cash flows from financing activities:

   Net increase in deposits                                                               9,526            2,591
   Proceeds from FHLB advances                                                            5,000           10,000
   Repayments of FHLB advances                                                           (3,000)               -
                                                                                ---------------   --------------
           Net cash provided by financing activities                                     11,526           12,591
                                                                                ---------------   --------------
           Net increase (decrease) in cash and cash equivalents                           1,995            6,950
           Cash and cash equivalents at beginning of year                                19,749           18,875
                                                                                ---------------   --------------
           Cash and cash equivalents at end of year                             $        21,744   $       25,825
                                                                                ===============   ==============
Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
       Interest                                                                 $         4,421   $        4,830
                                                                                ===============   ==============
       Income taxes                                                             $            59   $        1,090
                                                                                ===============   ==============

Supplemental schedule of noncash investing and financing activities:

   Loans transferred to real estate acquired in settlement of loans             $            62   $          110
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

Note 2   Comprehensive Income
         --------------------

         In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The purpose of SFAS 130 is to address concerns over the practice of reporting elements of comprehensive income directly in equity. First Palmetto had no comprehensive income items for the quarters ended December 31, 1999 and 1998.

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
               ---------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Financial Condition
-------------------

Total assets increased to $487.4 million at December 31, 1998 as compared to $475.8 million at September 30, 1999.

Loans receivable increased by $16.8 million from $317.0 million to $333.8 million.

The following table sets forth selected data relating to the composition of First Palmetto's loan portfolio at the dates indicated.

                                               December 31,    September 30,
                                                       1999             1999
                                            ---------------   --------------
                                                         (In thousands)
   Real Estate

       Mortgage                             $       286,407   $      268,849
       Construction                                   4,867            8,456
   Consumer                                          25,328           24,206
   Commercial business                               26,313           25,103

   Less:
       Undisbursed loan proceeds                     (3,140)          (3,938)
       Deferred loan fees                              (209)            (218)
       Allowance for loan losses                     (5,788)          (5,446)
                                            ---------------   --------------
           Total                            $       333,778   $      317,012
                                            ===============   ==============

As of December 31, 1999, and September 30, 1999, there were no concentrations of loans in any types of industry which exceeded 10% of First Palmetto's total loans that are not disclosed as a loan category.

Loans are placed on non-accrual status when, in the opinion of management, the collection of interest is doubtful. As of December 31, 1999 and September 30, 1999, the Bank had non-accrual loans in the amount of $1.3 million and $836,000, respectively. Interest income that was foregone on the non-accrual loans that would have been recorded if the loans had been current in accordance with their original terms amounted to $85,000 and $56,000 at December 31, 1999 and September 30, 1999, respectively. Interest income recognized on non-accrual loans amounted to $4,000 and $36,000 for the periods ended December 31, 1999 and September 30, 1999, respectively.

There were no loans which were not classified as non-accrual or restructured at December 31, 1999 or September 30, 1999 which may be so classified in the near future because of management concerns as to the ability of the borrowers to comply with repayment terms.

Deposits increased to $371.3 million at December 31, 1999 from $361.8 million at September 30, 1999. The Bank's deposits increased $9.5 million or 2.6%.

Federal Home Loan Bank advances increased to $85.0 million at December 31, 1999, from $83.0 million at September 30, 1999.

Stockholders' equity increased by $1.4 million which equaled net income for the period. Book value per share at December 31, 1999, was $41.59 as compared to $39.65 at September 30, 1999.

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
               ---------------------------------------------------

Results of Operations
---------------------

Interest income for the three months ended December 31, 1999, amounted to $8.9 million as compared to $8.3 million for the three months ended December 31, 1998. The increase in interest income equaled $606,000 or 7.3%. The primary reason for the increase was an increase in the volume of interest-earning assets and an effort to push more of the Bank's assets into the higher interest-earning categories. Interest expense for the three months ended December 31, 1999, amounted to $4.9 million as compared to $4.7 million for the comparative three month period of 1998. Net interest income for the 1999 period was $4.0 million as compared to $3.6 million for the 1998 period. The increase of $440,000 equaled 12.2%.

The following table sets forth an analysis of First Palmetto's allowance for loan losses for the period indicated.

                                               Three Months     Three Months
                                                     Ended             Ended       Year Ended
                                              December 31,      December 31,    September 30,
                                                      1998              1999             1999
                                            --------------   ---------------   --------------
                                                             (In thousands)
Balance at beginning of period              $        4,649   $         5,446   $        4,649
                                            --------------   ---------------   --------------
Loans charged off:
    Real estate                                          -                 -                2
    Consumer                                            44                11              134
    Commercial                                           -                 2              490
                                            --------------   ---------------   --------------
         Total charge-offs                              44                13              626
                                            --------------   ---------------   --------------
Recoveries                                               2                 3              279
                                            --------------   ---------------   --------------
    Provision for loan losses                          160               352            1,144
                                            --------------   ---------------   --------------
Balance at end of period                    $        4,767   $         5,788   $        5,446
                                            ==============   ===============   ==============

Ratio of net charge-offs to average
  loans outstanding during the period                 .02%              .00%             .12%
                                            ==========-===   ===============   ==============

The increased allowance for loan losses is the result of a higher level of loans outstanding and the continuing shift in the loan mix from lower risk residential lending to higher risk consumer and commercial lending. Management also has emphasized increasing loans with large balances. The provision for loan losses for the quarter ended December 31, 1999 was $352,000. This increased the allowance for loan losses to $5.8 million at December 31, 1999 which compared to a balance of $4.8 million as of December 31, 1998.

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

Other income for the two comparative periods decreased by $158,000 totaling $637,000 for the 1999 period and $795,000 for the 1998 period. The primary reason for the decrease was a decrease on the gain on sales of loans in the 1999 quarter due to the sale of fewer loans.

Other expenses remained stable amounting to $2.2 million for the three months ended December 31, 1999 and $2.3 million for the three months ended December 31, 1998.

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
               ---------------------------------------------------

Earnings per share, using the weighted average method, were $1.94 for the 1999 period compared to $1.74 for the 1998 period.

The effective tax rate was 36% for the 1999 and 1998 periods.

Liquidity
---------

First Palmetto's liquidity ratio as defined by the Federal Home Loan Bank Regulations was 18% for December 31, 1999 which exceeded the 4% regulatory requirements. First Palmetto does not know of any demands, commitments, events or uncertainties that would have a materially adverse effect on its liquidity. Customer deposits, loan principal repayments, loan sales and Federal Home Loan Bank advances are the primary sources of First Palmetto's liquidity, and it is anticipated that these will be adequate to meet First Palmetto's needs.

Capital Resources
-----------------

First Palmetto does not presently have any material commitments for capital expenditures.

Regulatory Capital Requirements
-------------------------------

The following table sets forth the Bank's capital position relative to its various minimum regulatory capital requirements at December 31, 1999.

                                                                   Percent of
                                                        Amount         Assets
                                                        ------         ------
                                                    (Dollars in thousands)

Tier 1 Capital (to total assets)               $        28,416            5.8%
Tier 1 Capital Requirement                              19,508            4.0
                                               ---------------   -------------
      Excess                                   $         8,908            1.8%
                                               ===============   =============

Tier 1 Capital (to risk-weighted assets)       $        28,416            9.4%
Tier 1 Capital Requirement                              12,127            4.0
                                               ---------------   -------------
      Excess                                   $        16,289            5.4%
                                               ===============   =============

Total Capital (to risk-weighted assets)        $        32,230           10.6%
Total Capital Requirement                               24,254            8.0
                                               ---------------   -------------
      Excess                                   $         7,976            2.6%
                                               ===============   =============

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

Item 2.   Changes in Securities
          ---------------------

          None

Item 3.   Quantitative and Qualitative Disclosures about Market Risks
          -----------------------------------------------------------

          First Palmetto monitors whether material changes in market risk have occurred since year end. First Palmetto does not believe that material changes in market risk exposures occurred during the three months ended December 31, 1999.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None

Item 5.   Other Materially Important Events
          ---------------------------------

          The  Board  of   Directors  of  First   Palmetto  has  proposed   that
          stockholders approve an amendment of First Palmetto's Restated Certificate of Incorporation to effect a 1-for-125 reverse stock split of the Common Stock and to issue shares of Preferred Stock in exchange for shares of Common Stock held by any First Palmetto stockholder who, following the reverse stock split, would otherwise hold less than one share of Common Stock of record in any separate account. Approval of the proposal would, among other things, allow First Palmetto to terminate its obligation to file periodic reports and other documents with the Securities and Exchange Commission ("SEC") and achieve a savings of out-of-pocket and internal costs of compliance with such reporting obligations.

          Preliminary proxy solicitation materials relating to a stockholder vote on such proposal at the 2000 Annual Meeting of Stockholders have been filed with the SEC. Management currently anticipates that the 2000 Annual Meeting will be held in April.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          None

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       First Palmetto Financial Corporation
                                       ------------------------------------



DATED:      February 11, 2000          By:  /s/ Samuel R. Small
       --------------------------          --------------------
                                           Samuel R. Small
                                           President and Chief Executive Officer



DATED:     February 11, 2000           By:  /s/ Steve G. Williams, Jr.
       --------------------------          ---------------------------
                                           Steve G. Williams, Jr.
                                           Chief Financial Officer