Form 10-Q
period 2000-03-31
FIRST PALMETTO FINANCIAL CORP
filed 2000-05-15
CIK 864927

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


For the Quarter Ended                                    Commission File 0-18932
March 31, 2000

                      FIRST PALMETTO FINANCIAL CORPORATION
                      ------------------------------------
             (Exact Name of Registrant As Specified In Its Charter)


            Delaware                                   57-0921284
------------------------------------     --------------------------------------
     (State of Incorporation)            (I.R.S. Employer Identification Number)

        407 DeKalb Street
 Camden, South Carolina 29020                         (803) 432-2265
------------------------------------           -------------------------------
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

                                   (1) Yes  X   No ___
                                           ----

                                   (2) Yes  X   No ___
                                           ----

Number of shares of common stock outstanding as of May 11, 2000 712,010.
                                                                -------

                                      INDEX
                                      -----

Part I - Financial Information                                              Page
                                                                            ----

Item 1.  Financial Statements

Consolidated Statement of Financial Condition as of
     March 31, 2000 and September 30, 1999                                     1

Consolidated Statement of Income for the Three Months
     Ended March 31, 2000 and 1999 and the Six Months Ended
     March 31, 2000 and 1999                                                   2

Consolidated Statement of Cash Flows for the
     Six Months Ended March 31, 2000 and 1999                                3-4

Notes to Consolidated Financial Statements                                     5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 6-9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk            9

Signatures                                                                    10

Item 1.  Financial Statements

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
            CONSOLIDATED STATEMENT of FINANCIAL CONDITION (UNAUDITED)

                                                                                 March 31,      September 30,
                                                                                      2000               1999
                                                                             -------------      -------------
ASSETS                                                                                  (In thousands)
   Cash and due from banks                                                   $       8,329      $      11,001
   Interest-bearing deposits in other banks                                          6,501              8,748
   Certificates of deposit in other banks                                              100                100
   Investment securities held to maturity (market value of $67,232 and
     $59,449 at March 31, 2000 and September 30, 1999, respectively)                68,667             60,174
   Mortgage-backed securities held for maturity (market value of
     $51,049 and $59,453 at March 31, 2000 and September 30, 1999,
     respectively)                                                                  52,096             59,877
   Loans, net of allowance for loan losses of $6,044 and $5,446 at
     March 31, 2000 and September 30, 1999, respectively                           348,313            317,012
   Accrued interest receivable                                                       3,515              3,150
   Real estate acquired in settlement of loans                                          45                 88
   Stock in Federal Home Loan Bank (FHLB)                                            4,450              4,150
   Premises and equipment                                                            8,644              7,500
   Prepaid expenses and other assets                                                 1,944              3,951
                                                                             -------------      -------------
           Total assets                                                      $     502,604      $     475,751
                                                                             =============      =============
LIABILITIES and STOCKHOLDERS' EQUITY
   Deposits                                                                  $     382,232      $     361,764
   FHLB advances                                                                    89,000             83,000
   Accrued expenses and other liabilities                                              361              2,756
                                                                             -------------      -------------
           Total liabilities                                                       471,593            447,520
                                                                             -------------      -------------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 500,000 shares
     authorized, none issued and outstanding                                             -                  -
   Common stock, $.01 par value, 1,500,000 shares
     authorized, 752,014 shares issued at March 31, 2000
     and September 30, 1999                                                              8                  8
   Additional paid-in capital                                                        6,979              6,979
   Retained earnings, substantially restricted                                      24,649             21,869
   Treasury stock, at cost (40,004 shares at March 31, 2000
     and September 30, 1999)                                                          (625)              (625)
                                                                             -------------      -------------
           Total stockholders' equity                                               31,011             28,231
                                                                             -------------      -------------
           Total liabilities and stockholders' equity                        $     502,604      $     475,751
                                                                             =============      =============

                 See Notes to Consolidated Financial Statements

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                  CONSOLIDATED STATEMENT of INCOME (UNAUDITED)

                                      Three Months Three Months Six Months Six Months
                                             Ended        Ended      Ended      Ended
                                         March 31,    March 31,  March 31,  March 31,
                                              2000         1999       2000       1999
                                              ----         ----       ----       ----
                                  (In thousands, except per share and number of shares data)
Interest income:
   Loans                                  $  7,356   $  6,011   $ 14,342   $ 12,024
   Investments securities                      974        550      1,871      1,092
   Mortgage-backed securities                  889      1,246      1,716      2,584
   Other                                       193        339        431        788
                                          --------   --------   --------   --------
       Total interest income                 9,412      8,146     18,360     16,488
                                          --------   --------   --------   --------
Interest expense:
   Deposits                                  4,003      3,629      7,839      7,390
   FHLB advances                             1,198        821      2,260      1,792
                                          --------   --------   --------   --------
       Total interest expense                5,201      4,450     10,099      9,182
                                          --------   --------   --------   --------
   Net interest income                       4,211      3,696      8,261      7,306
   Provision for loan losses                   351        335        703        495
                                          --------   --------   --------   --------
   Net interest income after
     provision for loan losses               3,860      3,361      7,558      6,811
                                          --------   --------   --------   --------
Other income:
   Service charges                             360        318        746        667
   Loan servicing                               66         71        138        161
   Gain on sale of loans                        46        190        115        470
   Gain on sale of investments                   3         --          3         --
   Miscellaneous                                87         63        197        139
                                          --------   --------   --------   --------
       Total other income                      562        642      1,199      1,437
                                          --------   --------   --------   --------
Other expense:
   Compensation and fringe benefits          1,179      1,124      2,331      2,197
   Net occupancy                               257        221        503        487
   Data processing fees                        221        181        396        375
   Telephone, postage, and supplies            174        170        302        323
   Amortization of tangible assets              80        121        187        243
   Federal and other insurance premiums         66         87        150        173
   Miscellaneous                               255        520        528        961
                                          --------   --------   --------   --------
       Total other expense                   2,232      2,424      4,397      4,759
                                          --------   --------   --------   --------
Income before income taxes                   2,190      1,579      4,360      3,489
Income taxes                                   794        566      1,580      1,246
                                          --------   --------   --------   --------

NET INCOME                                $  1,396   $  1,013   $  2,780   $  2,243
                                          ========   ========   ========   ========

EARNINGS PER SHARE                        $   1.96   $   1.43   $   3.90   $   3.17
                                          ========   ========   ========   ========

Weighted average number of shares          712,010    708,010    712,010    708,010
                                          ========   ========   ========   ========

                 See Notes to Consolidated Financial Statements

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                CONSOLIDATED STATEMENT of CASH FLOWS (UNAUDITED)

                                                                         Six Months  Six Months
                                                                              Ended       Ended
                                                                          March 31,   March 31,
                                                                               2000        1999
                                                                           --------    --------
Cash flows from operating activities:                                          (In thousands)
   Net income                                                              $  2,780    $  2,243
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Accretion and amortization of investments discounts
         and premiums, net                                                        7          56
       Provision for loan losses                                                703         495
       Gain on sale of loans                                                   (115)       (470)
       Gain on sale of real estate acquired in settlement of loans               --           2
       Depreciation                                                             179         160
       Amortization of intangible assets                                        187         243
       Proceeds from sale of loans                                            7,191      31,378
       Originations and principal repayments of loans held for sale, net     (7,076)    (30,908)
       (Increase) decrease in accrued interest receivable                      (365)        318
       (Increase) decrease in prepaid expenses and other assets                  90         (32)
       Decrease in accrued expenses and other liabilities                      (576)     (1,480)
                                                                           --------    --------
           Net cash provided by operating activities                          3,005       2,005
                                                                           --------    --------
Cash flows from investing activities:
   Net increase in certificates of deposits                                      --      (5,000)
   Proceeds from maturities of investment securities                          5,000      19,665
   Purchases of investment securities                                       (13,500)    (25,111)
   Purchases of mortgage-backed securities                                       --      (7,519)
   Principal repayments on mortgage-backed securities                         7,781      24,174
   Net increase in loans                                                    (32,065)    (18,692)
   Improvements and purchases on real estate held for development               (92)       (209)
   Purchase of FHLB stock                                                      (300)         --
   Proceeds from redemption of FHLB stock                                        --         (25)
   Proceeds from sale of real estate acquired in settlement of loans            106         165
   Proceeds from sale of premises and equipment                              (1,322)         --
   Capital expenditures for premises and equipment                               --        (429)
                                                                           --------    --------
           Net cash used in investing activities                            (34,392)    (12,981)
                                                                           --------    --------

                 See Notes to Consolidated Financial Statements

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                CONSOLIDATED STATEMENT of CASH FLOWS (UNAUDITED)

                                                                                           Six Months         Six Months
                                                                                                Ended              Ended
                                                                                            March 31,          March 31,
                                                                                                 2000               1999
                                                                                        -------------      -------------
                                                                                                    (In thousands)
Cash flows from financing activities:
   Net increase in deposits                                                                    20,468             14,181
   Proceeds from FHLB advances                                                                 11,000             10,000
   Repayment of FHLB advances                                                                  (5,000)           (13,500)
                                                                                        -------------      -------------
           Net cash provided by financing activities                                           26,468             10,681
                                                                                        -------------      -------------
           Net decrease in cash and cash equivalents                                           (4,919)              (295)

           Cash and cash equivalents at beginning of the period                                19,749             18,875
                                                                                        -------------      -------------
           Cash and cash equivalents at end of the period                               $      14,830      $      18,580
                                                                                        =============      =============
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
       Interest (net of capitalization)                                                 $       9,936      $       9,014
                                                                                        =============      =============
       Income taxes                                                                     $       1,933      $       1,924
                                                                                        =============      =============
Supplemental schedule of noncash investing and financing activities:
   Decrease in unrealized gain on available for sale securities                         $         -0-      $         -0-
                                                                                        =============      =============
   Loans transferred to real estate acquired in settlement of loans                     $          62      $         126
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

Note 2     Comprehensive Income
           --------------------

           Statement  of  Financial   Accounting  Standards  ("SFAS")  No.  130,
           "Reporting Comprehensive Income," addresses concerns over the practice of reporting elements of comprehensive income directly in equity. First Palmetto had no comprehensive income items for the six months ended March 31, 2000 and 1999.

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
               ---------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Financial Condition
-------------------

Total Assets at March 31, 2000 amounted to $502.6 million as compared to $475.8 million at September 30, 1999, a increase of $26.8 million or 5.6%.

Loans receivable increased by $31.3 million or 9.9% from $317.0 million to $348.3 million.

The following table sets forth selected data relating to the composition of the Bank's loan portfolio at the dates indicated.

                                             March 31,      September 30,
                                                  2000               1999
                                         -------------      -------------
                                                   (In thousands)
       Real Estate:
           Mortgage                      $     298,984      $     268,849
           Construction                          4,696              8,456
       Consumer                                 25,386             24,206
       Commercial business                      28,696             25,103

       Less:
       Undisbursed loan proceeds                (3,201)            (3,938)
       Deferred loan fees                         (204)              (218)
       Allowance for loan losses                (6,044)            (5,446)
                                         -------------      -------------
           Total                         $     348,313      $     317,012
                                         =============      =============

As of March 31, 2000 and September 30, 1999 there were no concentrations of loans in any types of industry which exceeded 10% of the Bank's total loans that are not disclosed as a loan category.

Loans are placed on non-accrual status when, in the opinion of management, the collection of interest is doubtful. As of March 31, 2000 and September 30, 1999, the Bank had non-accrual loans in the amount of $915,000 and $836,000, respectively. Interest income that was foregone on the non-accrual loans that would have been recorded if the loans had been current in accordance with their original terms amounted to $74,000 and $56,000 at March 31, 2000 and September 30, 1999, respectively. Interest income recognized on non-accrual loans amounted to $6,000 and $36,000 for the periods ended March 31, 2000 and September 30, 1999, respectively.

There were no loans which were not classified as non-accrual or restructured at March 31, 2000 or September 30, 1999 which may be so classified in the near future because of management concerns as to the ability of the borrowers to comply with repayment terms.

Deposits increased by $20.4 million or 5.6% during the six month period to $382.2 million at March 31, 2000 from $361.8 million at September 30, 1999.

              FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
              ---------------------------------------------------

Federal Home Loan Bank advances increased to $89.0 million at March 31, 2000, from $83.0 million at September 30, 1999.

Stockholders' Equity increased by $2.8 million which equaled net income for the period. Book value per share at March 31, 2000, was $43.55 as compared to $39.65 at September 30, 1999.

Results of Operations
---------------------

Interest income for the six months ended March 31, 2000, amounted to $18.4 million as compared to $16.5 million for the six months ended March 31, 1999. The increase in interest income equaled $1.9 million or 11.5%. The primary reason was an increase in interest-earning assets and a change in the mix of the Bank's interest-earning assets in the higher interest-earning categories. Interest expense for the six months ended March 31, 2000, amounted to $10.1 million as compared to $9.2 million for the comparative six month period of 1999. The increase in interest expense equaled $900,000 or 9.8%. Interest on deposits increased by $449,000 or 6.1%. Interest on FHLB advances for the 2000 period was $2.3 million as compared to $1.8 million for the 1999 period. For the latter period, the bank had an increased amount of outstanding advances to FHLB. Net interest income for the 2000 period was $8.3 million as compared to $7.3 million for the 1999 period. The increase of $955,000 equaled 13.1%.

The following table sets forth an analysis of the Bank's allowance for loan losses for the period indicated.

                                                         Six Months       Six Months
                                                              Ended            Ended         Year Ended
                                                          March 31,        March 31,      September 30,
                                                               1999             2000               1999
                                                      -------------    -------------      -------------
                                                                       (In thousands)
Balance at beginning of period                        $       4,649    $       5,446      $       4,649
                                                      -------------    -------------      -------------
       Loans charged off:
           Real estate                                          238               33                  2
           Consumer                                              68               31                134
           Commercial                                             -               68                490
                                                      -------------    -------------      -------------
                Total charge-offs                               306              132                626
                                                      -------------    -------------      -------------
       Recoveries                                                17               27                279
                                                      -------------    -------------      -------------
       Provision for loan losses                                495              703              1,144
                                                      -------------    -------------      -------------
       Balance at end of period                       $       4,855    $       6,044      $       5,446
                                                      =============    =============      =============

       Ratio of net charge-offs to average
         loans outstanding during the period                   .11%             .00%               .12%
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

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
               ---------------------------------------------------

Other income for the two comparative periods decreased by $238,000, equaling $1.2 million for the 2000 period and $1.4 million for the 1999 period. The primary reason for the decrease was the gain on the sale of loans decreased in the 2000 period.

Other expenses decreased $362,000, amounting to $4.4 million for the six months ended March 31, 2000, and $4.8 million for the six months ended March 31, 1999.

Earnings per share, using the weighted average method, were $3.90 for the 2000 period compared to $3.17 for the 1999 period.

The effective tax rate for the 2000 period was 36.2% as compared to 35.7% for the 1999 period.

Interest income for the three months ended March 31, 2000 amounted to $9.4 million as compared to $8.1 million for the three months ended March 31, 1999. The increase in interest income is primarily attributable to an increase in the volume of interest-earning assets. Interest expense amounted to $5.2 million for the 2000 period as compared to $4.5 million for the 1999 period.

Management makes provisions for loan losses in amounts sufficient to maintain the Bank's allowance for loan losses at adequate amounts to provide for estimated potential losses in the loan portfolio. Management provided $351,000 in the 2000 period as compared to $335,000 in the 1999 period.

Other income decreased to $562,000 for the 2000 period compared to $642,000 for the 1999 period.

Other expenses decreased during the comparative periods amounting to $2.2 million for the 2000 period as compared to $2.4 million for the 1999 period.

The effective tax rate for the 2000 period was 36.2% as compared to 35.8% for the 1999 period.

Liquidity
---------

The Bank's liquidity ratio as defined by the Federal Home Loan Bank Regulations was 16.1% for March 31, 2000, which exceeded the 4% regulatory requirements. The Bank does not know of any demands, commitments, events or uncertainties that would have a materially adverse effect on its liquidity. Customer deposits, loan principal repayments, loan sales and Federal Home Loan Bank advances are the primary sources of the Bank's liquidity, and it is anticipated that these will be adequate to meet the Bank's needs.

Capital Resources
-----------------

The  Bank  does  not  presently  have  any  material   commitments  for  capital
expenditures.

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
               ---------------------------------------------------

Regulatory Capital Requirements
-------------------------------

The following table sets forth the Bank's capital position relative to its various minimum regulatory capital requirements at March 31, 2000.

                                                                    Percent of
                                                      Amount            Assets
                                                      ------            ------
                                                     (Dollars in thousands)

 Tier 1 Capital (to total assets)              $      29,837              5.9%
 Tier 1 Capital Requirement                           20,152              4.0
                                               -------------      -----------
       Excess                                  $       9,685              1.9%
                                               =============      ===========

 Tier 1 Capital (to risk-weighted assets)      $      29,837              8.8%
 Tier 1 Capital Requirement                           13,577              4.0
                                               -------------      -----------
       Excess                                  $      16,260              4.8%
                                               =============      ===========

 Total Capital (to risk-weighted assets)       $      34,102             10.0%
 Total Capital Requirement                            27,153              8.0
                                               -------------      -----------
       Excess                                  $       6,949              2.0%
                                               =============      ===========

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

           First Palmetto monitors whether material changes in market risk have occurred since year-end. First Palmetto does not believe that material changes in market risk exposures occurred during the six months ended March 31, 2000.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    First Palmetto Financial Corporation


DATED: May 15, 2000                 By:  /s/ Samuel R. Small
                                         ---------------------------------------
                                         Samuel R. Small
                                         President and Chief Executive Officer



DATED: May 15, 2000                 By:  /s/ Steve G. Williams, Jr.
                                         ---------------------------------------
                                         Steve G. Williams, Jr.
                                         Chief Financial Officer