Form 10-Q
period 2000-06-30
FIRST PALMETTO FINANCIAL CORP
filed 2000-08-14
CIK 864927

FORM 10-Q
                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                    Commission File 0-18932
June 30, 2000

                      FIRST PALMETTO FINANCIAL CORPORATION
                      ------------------------------------
             (Exact Name of Registrant As Specified In Its Charter)

               Delaware                              57-0921284
------------------------------          ----------------------------------------
     (State of Incorporation)           (I.R.S. Employer Identification Number)


        407 DeKalb Street
 Camden, South Carolina 29020                           (803) 432-2265
------------------------------------             -------------------------------
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

Number of shares of common stock outstanding as of August 1, 2000, 717,010.

                                      INDEX
                                      -----

Part I - Financial Information                                             Page
                                                                           ----

Item 1 - Financial Statements

Consolidated Statements of Financial Condition as of
     June 30, 2000 and September 30, 1999                                     3


Consolidated Statements of Income for the Three Months
     Ended June 30, 2000 and 1999 and the Nine Months Ended
     June 30, 2000 and 1999                                                   4

Consolidated Statements of Cash Flows for the
     Nine Months Ended June 30, 2000 and 1999                                 5

Notes to Consolidated Financial Statements                                    7

Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                      8

Item 3 - Quantitative and Qualitative Disclosures about Market Risk          11

Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders                 11

Item 5 - Other Information                                                   12

Item 6 - Exhibits and Reports on Form 8-K                                    12

Signatures                                                                   13
----------

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
           --------------------

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                 CONSOLIDATED STATEMENTS of FINANCIAL CONDITION

                                                                     (Unaudited)
                                                                       June 30,   September 30,
                                                                         2000          1999
                                                                         ----          ----
                                                                          (In thousands)
ASSETS
   Cash and due from banks                                           $   8,588    $  11,001
   Interest-bearing deposits in other banks                             10,276        8,748
   Certificates of deposit in other banks                                  100          100
   Investment securities held for investment (market value
     of $66,870 and $59,449 at June 30, 2000 and
     September 30, 1999, respectively)                                  68,166       60,174
   Mortgage-backed securities held for investment (market value of
     $48,325 and $59,453 at June 30, 2000 and September 30, 1999,
     respectively)                                                      49,200       59,877
   Loans, net of allowance for loan losses of $6,390 and $5,446 at
     June 30, 2000 and September 30, 1999, respectively                361,538      317,012
   Accrued interest receivable                                           3,882        3,150
   Real estate acquired in settlement of loans                              45           88
   Stock in Federal Home Loan Bank (FHLB)                                5,175        4,150
   Premises and equipment                                                8,962        7,500
   Prepaid expenses and other assets                                     1,936        3,951
                                                                     ---------    ---------
           Total assets                                              $ 517,868    $ 475,751
                                                                     =========    =========

LIABILITIES and STOCKHOLDERS' EQUITY
   Deposits                                                          $ 394,101    $ 361,764
   FHLB advances                                                        90,000       83,000
   Accrued expenses and other liabilities                                1,031        2,756
                                                                     ---------    ---------
           Total liabilities                                           485,132      447,520
                                                                     ---------    ---------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 500,000 shares
     authorized, none issued and outstanding                                --           --
   Common stock, $.01 par value, 1,500,000 shares
     authorized, 757,014 shares and 752,014 shares
     issued at June 30, 2000 and September 30, 1999, respectively            8            8
   Additional paid-in capital                                            7,419        6,979
   Retained earnings, substantially restricted                          25,934       21,869
   Treasury stock, at cost (40,004 shares at June 30, 2000
     and September 30, 1999)                                              (625)        (625)
                                                                     ---------    ---------
           Total stockholders' equity                                   32,736       28,231
                                                                     ---------    ---------
           Total liabilities and stockholders' equity                $ 517,868    $ 475,751
                                                                     =========    =========

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                  CONSOLIDATED STATEMENTS of INCOME (UNAUDITED)

                                       Three Months Three Months Nine Months  Nine Months
                                              Ended        Ended       Ended        Ended
                                           June 30,     June 30,    June 30,     June 30,
                                               2000         1999        2000         1999
                                       ------------ ------------ -----------  -----------
                                       (In thousands, except per share and number of shares data)
Interest income:
   Loans                                  $   7,705    $   6,248   $  22,047   $  18,272
   Investments securities                     1,042        1,069       2,913       3,653
   Mortgage-backed securities                   852          700       2,568       1,792
   Other                                        181          203         612         991
                                          ---------    ---------   ---------   ---------
       Total interest income                  9,780        8,220      28,140      24,708
                                          ---------    ---------   ---------   ---------
Interest expense:
   Deposits                                   4,172        3,563      12,011      10,953
   FHLB advances                              1,389          795       3,649       2,587
                                          ---------    ---------   ---------   ---------
       Total interest expense                 5,561        4,358      15,660      13,540
                                          ---------    ---------   ---------   ---------
   Net interest income                        4,219        3,862      12,480      11,168
   Provision for loan losses                    450          280       1,153         775
                                          ---------    ---------   ---------   ---------
   Net interest income after
    provision for loan losses                 3,769        3,582      11,327      10,393
                                          ---------    ---------   ---------   ---------
Other income:
   Service charges                              389          346       1,135       1,013
   Loan servicing                                67           76         205         237
   Gain on sale of loans                         56          108         171         578
   Gain on sale of investments                   (1)          --           2          --
   Miscellaneous                                174           62         371         201
                                          ---------    ---------   ---------   ---------
       Total other income                       685          592       1,884       2,029
                                          ---------    ---------   ---------   ---------
Other expense:
   Compensation and fringe benefits           1,243        1,078       3,574       3,275
   Net occupancy                                284          295         787         782
   Data processing fees                         172          195         568         570
   Telephone, postage, and supplies             204          138         506         461
   Amortization of intangible assets             79          121         266         364
   Federal and other insurance premiums          63           84         213         257
   Miscellaneous                                392          434         920       1,395
                                          ---------    ---------   ---------   ---------
       Total other expense                    2,437        2,345       6,834       7,104
                                          ---------    ---------   ---------   ---------
Income before income taxes                    2,017        1,829       6,377       5,318
Income taxes                                    733          667       2,313       1,913
                                          ---------    ---------   ---------   ---------
NET INCOME                                $   1,284    $   1,162   $   4,064   $   3,405
                                          =========    =========   =========   =========
EARNINGS PER SHARE                        $    1.80    $    1.64   $    5.70   $    4.81
                                          =========    =========   =========   =========
Average number of common shares
  outstanding - basic                       715,197      708,010     713,068     708,010
                                          =========    =========   =========   =========

                                       4

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)

                                                                         Nine Months   Nine Months
                                                                               Ended         Ended
                                                                            June 30,      June 30,
                                                                                2000          1999
                                                                         -----------   -----------
Cash flows from operating activities:                                          (In thousands)
   Net income                                                              $  4,064    $  3,405
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Accretion and amortization of investments discounts
         and premiums, net                                                        8         102
       Provision for loan losses                                              1,153         775
       Gain on sale of loans                                                   (171)       (578)
       Gain on sale of real estate acquired in settlement of loans               --          (5)
       Depreciation                                                             296         268
       Amortization of intangible assets                                        266         364
       Proceeds from sale of loans                                           10,375      38,514
       Originations and principal repayments of loans held for sale, net    (10,204)    (37,936)
       (Increase) decrease in accrued interest receivable                      (732)        118
       (Increase) decrease in prepaid expenses and other assets                  16         (85)
       Increase (decrease) in accrued expenses and other liabilities             97      (1,830)
                                                                           --------    --------
           Net cash provided by operating activities                          5,168       3,112
                                                                           --------    --------
Cash flows from investing activities:
   Proceeds from maturities of investment securities                         17,000      25,318
   Purchases of investment securities                                       (25,000)    (38,127)
   Purchases of mortgage-backed securities                                       --      (7,519)
   Principal repayments on mortgage-backed securities                        10,676      36,332
   Net increase in loans                                                    (45,741)    (31,708)
   Improvements and purchases of real estate held for development               (90)       (231)
   Purchase of FHLB stock                                                    (1,025)         --
   Proceeds from redemption of FHLB stock                                        --         133
   Proceeds from sale of real estate acquired in settlement of loans            106         488
   Capital expenditures for premises and equipment                           (1,757)     (1,030)
                                                                           --------    --------
           Net cash used in investing activities                            (45,831)    (16,344)
                                                                           --------    --------

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
                CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)

                                                                                          Nine Months        Nine Months
                                                                                                Ended              Ended
                                                                                             June 30,           June 30,
                                                                                                 2000               1999
                                                                                        -------------      -------------
                                                                                                    (In thousands)
Cash flows from financing activities:
   Net increase in deposits                                                                    32,337              9,721
   Proceeds from FHLB advances                                                                 51,000             15,000
   Repayment of FHLB advances                                                                 (44,000)           (13,667)
   Sale of common stock                                                                           440                  -
                                                                                        -------------      -------------
           Net cash provided by financing activities                                           39,777             11,054
                                                                                        -------------      -------------

           Net decrease in cash and cash equivalents                                             (886)            (2,178)

           Cash and cash equivalents at beginning of the period                                19,749             18,875
                                                                                        -------------      -------------
           Cash and cash equivalents at end of the period                               $      18,863      $      16,697
                                                                                        =============      =============
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
       Interest (net of capitalization)                                                 $      15,366      $      13,762
                                                                                        =============      =============
       Income taxes                                                                     $       1,935      $       1,700
                                                                                        =============      =============
Supplemental schedule of noncash investing and financing activities:
   Decrease in unrealized gain on available for sale securities                         $         -0-      $         -0-
                                                                                        =============      =============
   Loans transferred to real estate acquired in settlement of loans                     $          62      $         220
                                                                                        =============      =============

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

Note 2     Comprehensive Income
           --------------------

           In June, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The purpose of SFAS 130 is to address concerns over the practice of reporting elements of comprehensive income directly in equity. First Palmetto had no other comprehensive income items for the nine months ended June 30, 2000 and 1999.

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
               ---------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------------------------------

Financial Condition
-------------------

Total Assets at June 30, 2000 amounted to $517.9 million as compared to $475.8 million at September 30, 1999, an increase of $42.1 million or 8.8%.

Loans receivable increased by $44.5 million or 14.0% from $317.0 million at September 30, 1999 to $361.5 million at June 30, 2000.

The following table sets forth selected data relating to the composition of the Bank's loan portfolio at the dates indicated.

                             June 30,    September 30,
                                 2000             1999
                            ---------    -------------
                                 (In thousands)
Real Estate:
    Mortgage                $ 308,298    $ 268,849
    Construction                7,436        8,456
Consumer                       24,847       24,206
Commercial business            30,073       25,103

Less:
Undisbursed loan proceeds      (2,527)      (3,938)
Deferred loan fees               (199)        (218)
Allowance for loan losses      (6,390)      (5,446)
                            ---------    ---------
    Total                   $ 361,538    $ 317,012
                            =========    =========

As of June 30, 2000 and September 30, 1999, there were no concentrations of loans in any types of industry which exceeded 10% of the Bank's total loans that are not disclosed as a loan category.

Loans are placed on non-accrual status when, in the opinion of management, the collection of interest is doubtful. As of June 30, 2000 and September 30, 1999, the Bank had non-accrual loans in the amount of $1,680,000 and $836,000, respectively. Interest income that was foregone on the non-accrual loans that would have been recorded if the loans had been current in accordance with their original terms amounted to $111,000 and $56,000 at June 30, 2000 and September 30, 1999, respectively. Interest income recognized on non-accrual loans amounted to $43,000 and $36,000 for the periods ended June 30, 2000 and September 30, 1999, respectively.

There were no loans which were not classified as non-accrual or restructured at June 30, 2000 or September 30, 1999 which may be so classified in the near future because of management concerns as to the ability of the borrowers to comply with repayment terms.

Deposits increased by $32.3 million or 8.9% during the nine month period to $394.1 million at June 30, 2000 from $361.8 million at September 30, 1999.

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
               ---------------------------------------------------

Federal Home Loan Bank advances increased to $90.0 million at June 30, 2000, from $83.0 million at September 30, 1999.

Stockholders' Equity increased by $4.5 million which equaled net income for the period of $4.1 million and sale of common stock of $440,000. Book value per share at June 30, 2000, was $45.66 as compared to $39.65 at September 30, 1999.

Results of Operations
---------------------

Interest income for the nine months ended June 30, 2000, amounted to $28.1 million as compared to $24.7 million for the nine months ended June 30, 1999. The increase in interest income equaled $3.4 million or 13.8%. The primary reason was an increase in interest-earning assets and a slight increase in interest rates. Interest expense for the nine months ended June 30, 2000, amounted to $15.7 million as compared to $13.5 million for the comparative nine month period of 1999. The increase in interest expense equaled $2.2 million or 16.3%. Interest on deposits increased by $1.0 million or 9.0%. Interest on FHLB advances for the 2000 period was $3.6 million as compared to $2.6 million for the 1999 period. For the latter period, the bank had an increased amount of outstanding advances from FHLB. Net interest income for the 2000 period was $12.5 million as compared to $11.2 million for the 1999 period. The increase of $1.3 million equaled 11.6%.

The following table sets forth an analysis of the Bank's allowance for loan losses for the period indicated.

                                                                         Nine Months      Nine Months
                                                                               Ended            Ended         Year Ended
                                                                              June,            June,       September 30,
                                                                                1999             2000               1999
                                                                       -------------    -------------      -------------
                                                                                        (In thousands)
Balance at beginning of period                                         $       4,649    $       5,446      $       4,649
                                                                       -------------    -------------      -------------
       Loans charged off:
           Real estate                                                           238              233                  2
           Consumer                                                              101               42                134
           Commercial                                                              -               68                490
                                                                       -------------    -------------      -------------
                Total charge-offs                                                339              343                626
                                                                       -------------    -------------      -------------
       Recoveries                                                                 23              134                279
                                                                       -------------    -------------      -------------
       Provision for loan losses                                                 775            1,153              1,144
                                                                       -------------    -------------      -------------
       Balance at end of period                                        $       5,108    $       6,390      $       5,446
                                                                       =============    =============      =============
       Ratio of net charge-offs to average
         loans outstanding during the period annualized                         .11%             .08%               .12%
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

Other income for the nine months ended June 30, 2000 decreased, equaling $1.9 million for the 2000 period and $2.0 million for the 1999 period. The primary reason for the decrease was the gain on the sale of loans decreased in the 2000 period amounting to $171,000 in the 2000 period and $578,000 in the 1999 period.

Other expenses decreased $300,000, amounting to $6.8 million for the nine months ended June 30, 2000, and $7.1 million for the nine months ended June 30, 1999.

Earnings per share, using the weighted average method, were $5.70 for the 2000 period compared to $4.81 for the 1999 period.

The effective tax rate for the nine months ended June 30, 2000 was 36.3% as compared to 36.0% for the 1999 period.

Interest income for the three months ended June 30, 2000 amounted to $9.8 million as compared to $8.2 million for the three months ended June 30, 1999. The increase in interest income is primarily attributable to an increase in the volume of interest-earning assets. Interest expense amounted to $5.6 million for the 2000 period and $4.4 million for the 1999 period. This is primarily attributable to an increase in interest rates and deposit volume.

Management makes provisions for loan losses in amounts sufficient to maintain the Bank's allowance for loan losses at adequate amounts to provide for estimated potential losses in the loan portfolio. Management provided $450,000 in the 2000 period as compared to $280,000 in the 1999 period.

Other income increased to $685.000 for the 2000 period compared to $592,000 for the 1999 period.

Other expenses increased during the comparative periods amounting to $2.4 million for the 2000 period as compared to $2.3 million for the 1999 period.

The effective tax rate for the three months ended June 30, 2000 was 36.3% as compared to 36.5% for the 1999 period.

Liquidity
---------

The Bank's liquidity ratio as defined by the Federal Home Loan Bank Regulations was approximately 15% for June 30, 2000, which exceeded the 4% regulatory requirements. The Bank does not know of any demands, commitments, events or uncertainties that would have a materially adverse effect on its liquidity. Customer deposits, loan principal repayments, loan sales and Federal Home Loan Bank advances are the primary sources of the Bank's liquidity, and it is anticipated that these will be adequate to meet the Bank's needs.

Capital Resources
-----------------

The  Bank  does  not  presently  have  any  material   commitments  for  capital
expenditures.

               FIRST PALMETTO FINANCIAL CORPORATION and SUBSIDIARY
               ---------------------------------------------------

Regulatory Capital Requirements
-------------------------------

The following table sets forth the Bank's capital position relative to its various minimum regulatory capital requirements at June 30, 2000.

                                                                             Percent of
                                                           Amount             Assets
                                                           ------             ------
                                                           (Dollars in thousands)

    Tier 1 Capital (to total assets)                   $      31,622               6.1%
    Tier 1 Capital Requirement                                20,766               4.0
                                                       -------------      ------------
      Excess                                           $      10,856               2.1%
                                                       =============      ============

    Tier 1 Capital (to risk-weighted assets)           $      31,622               8.9%
    Tier 1 Capital Requirement                                14,184               4.0
                                                       -------------      ------------
      Excess                                           $      17,438               4.9%
                                                       =============      ============

    Total Capital (to risk-weighted assets)            $      36,080              10.2%
    Total Capital Requirement                                 28,368               8.0
                                                       -------------      ------------
      Excess                                           $       7,712               2.2%
                                                       =============      ============

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

First Palmetto monitors whether material changes in market risk have occurred since year-end. First Palmetto does not believe that material changes in market risk exposures occurred during the nine months ended June 30, 2000.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 19, 2000, the Company held its Annual Meeting of Stockholders at which the following matters were considered and voted on:

Proposal I - Election of Directors:

Nominees                              For              Withheld
--------                              ---              --------

Pierce W. Cantey, Jr.               654,505              4,481

William R. Clyburn                  621,232             37,754

There were no abstentions or broker non-votes.

Proposal II - Approval of a proposal to amend First Palmetto's Restated Certificate of Incorporation to effect a 1-for-125 reverse stock split of the Common Stock and to issue shares of Preferred Stock in exchange for shares of Common Stock held by any First Palmetto stockholder who, following the reverse stock split, would otherwise hold less than one share of Common Stock of record in any separate account:

               For             Against       Abstain
               ---             -------       -------

             608,974           19,120         4,077

There were 26,815 broker non-votes.

ITEM 5.  OTHER INFORMATION

At the Annual Meeting of Stockholders held on June 29, 2000, First Palmetto's stockholders approved the reverse stock split proposal described above. It is expected that the reverse stock split will be effective on August 16, 2000, or as soon thereafter as practicable. Subsequent to the effective date of the reverse stock split, First Palmetto will terminate the registration of its Common Stock under the Securities Exchange Act of 1934, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27 - Financial Data Schedule (SEC use only)

         (b)      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       First Palmetto Financial Corporation

DATED: August 14, 2000                 By:  /s/ Samuel R. Small
       ---------------                     --------------------
                                           Samuel R. Small
                                           President and Chief Executive Officer


DATED: August 14, 2000                 By:  /s/ Steve G. Williams, Jr.
       ---------------                     ---------------------------
                                           Steve G. Williams, Jr.
                                           Chief Financial Officer